Form 10-Q/A
period 1998-12-31
AKI INC
filed 1999-02-17
CIK 1067549

FORM 10-Q/A

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

THIS FORM 10-Q/A IS BEING FILED TO CORRECT CERTAIN TYPOGRAPHICAL ERRORS MADE IN FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.



                           AKI, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q/A


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
                                                =============       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities

Current portion of capital
 lease obligations..........................    $         609        $      656
Current portion of other notes payable......            1,330                -
Accounts payable, trade.....................            4,140             4,444
Accrued income taxes........................              100             1,127
Accrued interest............................              168             6,248
Accrued expenses............................            4,464             4,017
                                                 ------------        ----------

    Total current liabilities...............           10,811            16,492

Long-term portion of capital
 lease obligations..........................            1,489             1,702
Revolving credit line.......................              -                 -
Senior notes................................          115,000           115,000
Deferred income taxes.......................            4,143             3,242
                                                -------------        ----------

    Total liabilities.......................          131,443           136,436
                                                -------------        ----------

Stockholder's equity

Preferred stock, $0.01 par, 8,700
 shares authorized; no shares
 issued or outstanding at
 June 30, 1998 and December 31, 1998
 (unaudited)................................            -                    -
Common stock, $0.01 par, 1,000 shares
 authorized; 1,000 shares issued and
 outstanding at June 30, 1998 and
 December 31, 1998(unaudited)...............            -                    -
Additional paid-in capital..................          100,862          100,862
Accumulated deficit.........................           (5,454)          (6,151)
Accumulated other comprehensive income......              (57)              59
Carryover basis adjustment..................          (15,730)         (15,730)
                                                -------------        ----------

    Total stockholder's equity..............           79,621           79,040
                                                -------------        ----------

    Total liabilities and
     stockholder's equity...................    $     211,064        $ 215,476
                                                =============        ==========

   The accompanying notes are an integral part of these financial statements.



                                                      AKI INC. AND SUBSIDIARIES
                                          (a wholly owned subsidiary of AKI Holding Corp.)
                                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                       (dollars in thousands)


                   Predecessor                   Successor                   Predecessor                     Successor
                -----------------   ------------------------------------  -----------------   --------------------------------------
                 October 1, 1997    December 16, 1997    Three Months       July 1, 1997      December 16, 1997       Six Months
                     through             through             Ended             through             through              Ended
                December 15, 1997   December 31, 1997  December 31, 1998  December 15, 1997   December 31, 1997   December 31, 1998
                -----------------   -----------------  -----------------  -----------------   -----------------   -----------------
                   (unaudited)         (unaudited)        (unaudited)                            (unaudited)         (unaudited)


Net sales......  $         13,258    $          2,791  $          20,437  $          35,186   $           2,791   $          44,461
Cost of goods
 sold..........             9,187               1,978             13,660             22,809               1,978              29,081
                -----------------   -----------------  -----------------  -----------------   -----------------   -----------------

 Gross profit..             4,071                 813              6,777             12,377                 813              15,380

Selling,
 general and
 administrative
 expenses......             2,387                 483              3,294              5,703                 483               6,409
Amortization of
 goodwill and
 other
 intangibles...               258                 177              1,152                568                 177               2,303
                -----------------   -----------------  -----------------  -----------------   -----------------   -----------------

 Income from
  operations...             1,426                 153              2,331              6,106                 153               6,668

Other expenses
  (income):
 Interest
  expense to
  stockholder(s)
  and affiliate               913                 739                -                2,143                 739                  -
 Interest
  expense to
  others,net...               282                  20              3,244                503                  20               6,454
 Management
  fees and
  other,net....                80                   -                 62                226                   -                 125
                -----------------   -----------------  -----------------  -----------------   -----------------   -----------------

 Income (loss)
  before
  income taxes                151                (606)              (975)             3,234                (606)                 89

Income tax
 expense
 (benefit).....               154                (163)                (5)             1,441                (163)                786
                -----------------   -----------------  -----------------  -----------------   -----------------   -----------------

 Net income
  (loss).......  $             (3)  $            (443) $            (970) $           1,793   $            (443)  $            (697)
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





                                                     AKI, INC. AND SUBSIDIARIES
                                          (a wholly-owned subsidiary of AKI Holding Corp.)
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (dollars in thousands)

                                                                 Predecessor                    Successor
                                                              -----------------   -------------------------------------
                                                                July 1, 1997      December 16, 1997      Six Months
                                                                  through             through              Ended
                                                              December 15, 1997   December 31, 1997   December 31, 1998
                                                              -----------------   ------------------  -----------------
                                                                                     (unaudited)         (unaudited)

Cash flows from operating activities:

   Net income (loss).........................                 $           1,793   $           (443)   $           (697)
   Adjustments to reconcile net income
     (loss) to net cash provided
     by operating activities:
     Depreciation and amortization of
       goodwill and other intangibles........                             2,456                349               4,374
     Amortization of debt discount...........                               233                  6                   -
     Amortization of debt issuance costs.....                               101                157                 285
     Deferred income taxes...................                              (460)              (163)               (334)
     Other...................................                               (18)               (19)                116
     Changes in operating assets and
       liabilities:
       Accounts receivable...................                             1,153               (366)             (3,980)
       Inventory.............................                                69                189              (2,660)
       Prepaid expenses, deferred charges
         and other assets....................                               (62)              (273)               (425)
       Income taxes..........................                               699                 -                6,182
       Accounts payable and accrued expenses.                            (1,036)            (6,472)              5,937
                                                              -----------------   ------------------  -----------------

       Net cash provided by (used in)
         operating activities................                             4,928             (7,035)              8,798
                                                              -----------------   ------------------  -----------------

Cash flows from investing activities:

   Purchases of equipment....................                              (807)               (91)             (1,657)
   Payments for acquisitions, net of cash
     acquired................................                                -            (134,153)                 -
                                                              -----------------   ------------------  -----------------

       Net cash used in investing
         activities..........................                              (807)          (134,244)             (1,657)

                                                              -----------------   ------------------  -----------------

Cash flows from financing activities:

   Payments under capital leases
     for equipment...........................                              (249)               (24)               (301)
   Net proceeds (repayments) on
     line of credit..........................                             2,362             (6,700)                  -
   Proceeds from issuance of senior increasing
     rate notes, net of offering costs........                               -             119,735                   -
   Proceeds from issuance of common stock.....                               -              76,000                   -
   Redemption of preferred stock..............                               -              (8,678)                  -
   Repayment of loans payable to stockholder..                           (1,851)           (36,649)                  -
   Repayment of other notes payable...........                              (50)                -               (1,330)
   Dividends paid on preferred stock..........                             (155)              (128)                  -
                                                               -----------------   ------------------  -----------------

       Net cash provided by (used in)
         financing activities..................                              57            143,556              (1,631)
                                                              -----------------   ------------------  -----------------

Net increase in cash and cash
  equivalents..................................                           4,178              2,277               5,510
Cash and cash equivalents, beginning of period.                             303                 -                1,641
                                                              -----------------   ------------------  -----------------

Cash and cash equivalents, end of period.......               $           4,481     $        2,277    $          7,151
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



                                                                                               Accumulated
                                              Common Stock          Additional                    Other         Carryover
                                           --------------------      Paid-in      Retained    Comprehensive       Basis
                                           Shares       Dollars      Capital      Earnings        Income       Adjustment    Total
                                           -------      -------    ------------  ----------  ---------------   -----------  --------


Balances, June 30, 1998................      1,000      $   -      $    100,862  $  (5,454)  $          (57)   $  (15,730)  $79,621

Net income (unaudited).................                                               (697)                                    (697)
Other comprehensive income, net of tax:
  Foreign currency translation
   adjustment (unaudited)..............                                                                 116                     116
                                                                                                                            --------
Comprehensive income (unaudited).......                                                                                        (581)
                                           -------      -------    ------------  ----------  ---------------   -----------  --------
Balances, December 31, 1998 (unaudited)      1,000      $   -      $    100,862  $  (6,151)  $           59    $  (15,730)  $79,040
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