Form 10-K
period 1999-06-30
AKI INC
filed 1999-09-28
CIK 1067549

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                                AKI HOLDING CORP.
             (Exact name of registrant as specified in its charter)

                        Commission File Number: 333-60991

          Delaware                                               74-288316
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                                           AKI, INC.
                    (Exact name of registrant as specified in its charter)

                               Commission File Number: 333-60989

          Delaware                                               13-3785856
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                              1815 East Main Street
                              Chattanooga, TN 37404
                                 (423) 624-3301

     (Address, including zip code and telephone number, including area code, of principal executive offices)


           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None.


           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

As of September 27, 1999, 1,000 shares of common stock of AKI Holding Corp., $0.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $0.01 par value, were outstanding.

Indicate by check mark if disclosure of delinquent filers is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X)

AKI, Inc. meets the requirements set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

         As used within this report, the term "company" refers to AKI Holding Corp., a Delaware corporation, and its subsidiaries including AKI, Inc., a Delaware corporation ("AKI"), and the term "Holding" refers solely to AKI Holding Corp.

                                     PART I

ITEM 1.  BUSINESS

         Part I is presented with respect to both registrants submitting this filing, Holding and AKI.

General

         Our  company  is  a  leading  global   marketer  and   manufacturer  of
multi-sensory, interactive sampling systems that engage the senses of touch, sight, sound and olfactory. Our sampling systems are widely recognized in the fragrance, cosmetics and personal care industries, as well as the household products and food and beverage industries. We offer an extensive portfolio of proprietary, patented and patent-pending sampling systems that can be incorporated into various media which is designed to reach the consumer at home, such as magazine inserts, catalog inserts, remittance envelopes, statement enclosures and blow-ins.

         Our company is a fully integrated sampling company and is positioned to provide complete, interactive advertising programs to our customers, including creative content and sample product and distribution.

         Product sampling is one of the most effective, widely used and fastest growing forms of promotional activity. Product sampling is particularly crucial to the fragrance and cosmetics industries where consumers traditionally "try before they buy" due to the highly personal nature of the products. Our company's introduction in 1979 of the ScentStrip(R) Sampler, the first pull-apart, microencapsulated scent sampling system, transformed the fragrance sampling industry. By combining advertising with a sampling system, marketers were afforded the first cost-effective means to reach consumers in their homes on a mass scale. Though the microencapsulated fragrance sampling system remains the most widely used product throughout the fragrance industry, our company has developed and/or acquired a portfolio of alternative scent sampling systems, all designed for cost-effective mass distribution, and continues to be the leading innovator in the sampling industry.

         In recent years, our company has expanded our sampling business by developing new technologies specifically for the skincare, makeup and consumer products markets. Although product sampling is critical to the success of these markets, sampling programs for these products historically have been too costly for mass production and incapable of efficiently being incorporated into magazines, catalogs, direct mail and other printed vehicles. Our innovative sampling systems are designed to fill the needs of these marketers by providing a cost-effective means of reaching consumers in their homes on a mass scale with quality renditions of skincare products, foundation, lipstick and cosmetic powders. Management believes that our new sampling systems have altered the economics and efficiencies of product sampling in the cosmetics market.

         In December 1997, DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of our company's prior management organized AHC I Acquisition Corp., a Delaware corporation ("Acquisition Corp."), to acquire all of the outstanding equity interests of AKI. Holding was formed as a holding company in 1998 and its only significant asset is the capital stock of AKI. Holding conducts all of its business through AKI. As of September 27, 1999, DLJMBII owned approximately 98.8% of the outstanding common stock of Acquisition Corp. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--The Acquisition."

         On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RetCom Holdings Ltd. and refinanced working capital indebtedness of RetCom and its subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--RetCom Acquisition." The acquired businesses of RetCom and its subsidiaries include a portfolio of sampling systems catering to the fragrance, cosmetics and personal care industries, as well as microencapsulation products and processes. The acquired businesses also include a creative service division that engages in marketing communications and catalogs, and a multi-media division for merchandising at point-of-sale. The acquired businesses offer proprietary, patented and patent-pending sampling systems that include MicroSilk(TM), MicroDot(TM), Snap and Powder(TM), ColorDot(TM) and Ascent(TM).

Products

         Our company offers a broad and diversified portfolio of innovative, interactive sampling systems for the fragrance, cosmetics and consumer products markets. Our major technologies are described below, including a description of the patent protection of each such product technology. Each of our products is a cosmetic, fragrance or consumer product sample delivery system, generally designed to perform the same basic function, and generally sold to the same category of customers.

----------------------- ------------------- ---------------------- --------------------- --------------------
                             Year of                                Patent Protection
       Product             Introduction            Origin                                   Target Market
----------------------- ------------------- ---------------------- --------------------- --------------------
----------------------- ------------------- ---------------------- --------------------- --------------------
ScentStrip              1979                Internally developed   None                  Fragrance,
                                                                                         consumer products

ScentStrip Plus         mid 1980's          Internally developed   None                  Fragrance

DiscCover               1994                Licensed               Patented              Fragrance,
                                                                                         consumer markets

Scent Seal              1995                Acquired               Patented              Fragrance

LiquaTouch              1997                Internally developed   Patent Pending        Fragrance, skin
                                                                                         care






Fragrance Burst and     1989                Acquired               Patented              Fragrance
Pearls

Fragrance Burst         1989                Acquired               Patented              Fragrance

Microfragrance                              Acquired               Trade secret          Fragrance,
Scratch `n Sniff                                                                         consumer markets

BeautiSeal              1997                Internally developed   Patented              Cosmetics

PowdaTouch              1997                Internally developed   Patent Pending        Cosmetics

LipSeal                 1998                Internally developed   Patented              Cosmetics

TouchDown Nail Color    1999                Internally developed   Patent   Application  Cosmetics
Sampler                                                            Pending

BeautiTouch             1999                Internally developed   Patent Pending        Cosmetics
Multi-well Sampler
----------------------- ------------------- ---------------------- --------------------- --------------------


Fragrance Sampling Systems

         Our company's portfolio of seven traditional fragrance sampling systems has historically accounted for substantially all of our company's sales. While the ScentStrip technology continues to be the most widely used technology throughout the fragrance industry, management believes that our company's new and recently acquired sampling systems have maintained our company's competitive position as an innovator in the industry. These sampling systems have enabled our company to participate in almost every major new fragrance launch in recent years.

     *   ScentStrip:   Our  company's  original  pull-apart,   microencapsulated
         fragrance sampling system continues to deliver the most cost-effective, quality fragrance rendition.

     * ScentStrip Plus: The classic, pull-apart, microencapsulated fragrance format with the added feature of silky-to-the-touch, powdery texture.

     * DiscCover: A peel-and-reveal, non-encapsulated sampling system that opens and reseals, delivering a quality aroma rendition up to 25 times. This technology is color-printable, affixable to nearly any surface, including plastic and glass, and can be die-cut in nearly any shape and size.

     * Scent Seal: A heat-sealed, pouch-like, pressure-sensitive format that peels open to reveal a moist, wearable gel rendition that offers both an olfactory and on-skin experience.

     * Fragrance Burst Perfume Pearls: A multi-sensory sampling system that features silky-to-the-touch, pearlized perfume pearls - formulated of 85% liquid perfume oil - that release a wearable fragrance rendition when "pearls" are touched.

     * Fragrance Burst and Pearls: Combines the wearable, visible and tangible properties of Perfume Pearls with the classic, pull-apart fragrance burst format, delivering an olfactory and on-skin experience.

     * Microfragrance Scratch `n Sniff: Microfragrance capsules are applied to paper or stickers which affix to nearly any surface, delivering an accurate aroma rendition when the sampling system is scratched, then sniffed.

New Products

         Our company has recently introduced six innovative new products which management believes can account for a significant portion of our company's future sales. All of these sampling systems have been designed for U.S. Postal Service approval for subscription magazine periodical rates.

     * BeautiSeal: A heat-sealed, pouch-like, pressure-sensitive format peels open to deliver quality renditions of cream and lotion treatments and liquid foundations. BeautiSeal is hygienic and spillproof and less expensive and more versatile than existing skincare/foundation sampling alternatives. For example, a two-sided, printed insert incorporating a BeautiSeal sampling system generally costs less than half that of the manufacture and magazine distribution of an equivalent sample packet.

     * PowdaTouch: Applies up to four different powders on a single carrier and is ideal for trial of a single item shade range or a complete color story. Delivers a superior rendition of the shade, texture, finish and application of eye shadow, powder blush, face powder, bronzer or body powder. Management estimates that PowdaTouch sampling systems can be produced approximately ten times faster than currently competing products and at a reduced production rate.

     * LiquaTouch: Delivers a rendition of finished fragrance product (e.g., eau de parfum, eau de toilette or after shave), any liquid treatment or personal care product and contains an applicator. Available in a pressure sensitive format designed for U.S. Postal Service approval for subscription magazine periodical rates, LiquaTouch is also available in a stand-alone version, which is a cost-effective alternative to fragrance vials. In an independent study recently conducted among male consumers of fragrance products, LiquaTouch was shown to be preferred among sampling systems and was also a finalist for the Fragrance Foundation's 1997 "Innovation of The Year" award.

     * LipSeal: A pressure-sensitive sampling system peels open to deliver a superior rendition of lipstick shade, finish and texture in any formula including volatile silicones.

     * TouchDown Nail Color Sampler: A pressure-sensitive, die-cut sticker that temporarily "touches down" on the nail, demonstrating superior rendition of nail enamel shades without marring a manicure.

     * BeautiTouch Multi-Well Sampler: A pressure-sensitive technology featuring multiple, individually-sealed wells on a common backing, which peel open to deliver renditions of liquid foundations, cream and lotion treatment and personal care items, lipstick and fragrance ancillaries.

Formats

         Our company produces a wide and versatile range of formats designed for U.S. Postal Service approval for subscription magazine periodical rates and which can be incorporated into almost any print media. The most common formats for the our company's products are described below.

         Magazine Inserts: Magazine inserts are available in half-, full-, two- and four-page formats, can be die-cut, can contain any of our company's sampling systems and are the most commonly produced among our company's formats, accounting for approximately 44% of fiscal 1999 sales.

         Catalog Inserts: Full color formats can be produced in a variety of sizes and inserted into retail or mail order catalogs. Catalog inserts can be produced with or without an attached envelope, which may be provided to facilitate the return of merchandise order forms to the store. Our company has the ability to create and produce special formats, to custom imprint with store information and to incorporate most of our company's sampling systems.

         Remittance Envelopes: Remittance envelopes, which are inserted into store statement mailings, can be customized with a store logo and can accommodate may of our company's sampling systems. Our company is the only company in the sampling industry that can produce remittance envelopes in-house. Remittance envelopes can be produced with or without our company's sampling systems. Remittance envelope production, which is a highly customized service business, reinforces our company's position as a fully-integrated enterprise.

         Statement Enclosures: Statement enclosures are available in various formats and sizes. Fragrance statement enclosures may contain a single scent in their fold, one or two scents under the fragrance panel, or they may be die-cut so that the fragrance can be sampled by removing the desired die shape. Enclosures are normally imprinted with store logo and product pricing information. The six inch format is our company's design and has become the industry standard.

         Blow-ins: Blow-ins, which are available in all formats and sizes, can accommodate nearly all of our company's sampling systems and are loosely inserted (blown in) rather than bound into store catalogues, newspapers and magazines.

         In-Store Handouts: Our company has made significant advances in replacing and expanding current methods of in-store cosmetic and fragrance sampling. Due to the lower cost and design flexibility of our company's products, marketers have expanded the number and type of in-store vehicles. Working in partnership with our customers, new and creative formats have been developed. These formats incorporate many of our company's sampling systems and items such as postcards, stickers, wrist bands, bookmarks and CD inserts. Our company is also experiencing significant in-store business with the LiquaTouch sampling system, as an alternative to vials, and expects increases for the BeautiSeal and PowdaTouch sampling systems for trial of shade ranges and formulae.

Patents and Proprietary Technology

         Our company currently holds patents covering the proprietary processes used to produce six of its products and has submitted applications for three additional manufacturing processes. Our company has six trademarks registered in the United States and eight trademarks filed and awaiting registration. Our company has also filed and registered trademarks in over 15 countries around the world, including Europe, Australia, Japan and Brazil. See "--Products."

         Our company has ongoing research efforts and expects to seek additional patents in the future covering patentable results of such research. There can be no assurance that any pending patent applications filed by our company:

     *   will  result  in  patents  being  issued  or that  any  patents  now or
         hereafter  owned  by  our  company  will  afford   protection   against
         competitors with similar technology,

     *   will not be infringed upon or designed around by others or

     *   will  not  be   challenged   by  others  and  held  to  be  invalid  or
         unenforceable.

In addition, many of our company's manufacturing processes are not covered by any patent or patent application. As a result, the business of our company may be adversely affected by competitors who independently develop technologies substantially equivalent to those employed by our company.

Customers

         Our  company  sells  its  products  to  prestige  and  mass   cosmetic,
fragrance, consumer products companies, department stores and specialty retailers including Avon Products, Inc., Calvin Klein Cosmetics (Unilever Plc), Chanel, Inc., Coty, Inc., Cosmair/L'Oreal S.A., Elizabeth Arden (Unilever Plc), Estee Lauder, Inc., Giorgio Beverly Hills and The Procter & Gamble Company. Our company's top ten customers accounted for approximately 57% of sales in fiscal 1999. None of our company's customers, other than Estee Lauder, accounted for 10% or more of net sales in fiscal 1999. Our company believes that its technical expertise, manufacturing reliability and customer support capabilities have enabled it to develop strong relationships with its customers. Our company employs sales and marketing personnel who possess the requisite technical backgrounds to communicate effectively with both prospective customers and our company's manufacturing personnel. Historically, our company has had long-term relationships with its major customers.

Sales and Marketing

         Our company's sales and marketing efforts are organized geographically. Our company currently has a total of ten sales executives. The U.S. sales group consists of seven sales executives who are supervised by the Senior Vice President of Sales & Marketing. The European sales executives are based in Paris, France and London, England and are managed by the Senior Vice President, International, who is based in Paris, France. Each sales executive is dedicated to a certain number of identified customers. In addition, these sales efforts are supported by 15 production managers/customer service representatives which are based in Chattanooga, Tennessee and Paris, France. A portion of the compensation for sales executives is commission-based.

         Our company's marketing activities include direct contact with senior executives in the cosmetic and fragrance industry, major support of industry events, extensive joint marketing programs with magazines, retailers and oil houses, press coverage in industry trade publications, trade shows and seminars, advertising in trade publications and promotional pieces. In addition, our company focuses its sales efforts toward three principal groups within its customers' organizations that management believes influence the customers' purchasing decisions:

     * marketing, which selects the sampling system technology and controls the promotional budget;

     * product development, which approves our company's sampling system rendition and approves stability testing; and

     *   purchasing, which buys the sampling system pieces and controls quality.

Management believes that as the pressure for creativity increases with each new product introduction, fragrance marketers are increasingly looking for their vendors to contribute to the overall strategy-building effort for a new fragrance. Our company's executives routinely introduce new sampling system formats and ideas based on our company's technologies to the marketing departments of its customers. Our company's in-house creative and marketing expertise and complete product line provides customers with maximum flexibility in designing promotional programs.

Manufacturing

         Our company's manufacturing processes are highly technical and largely proprietary. Our company's sampling systems must meet demanding performance specifications regarding fidelity to the product being sampled, shelf-life, resistance to pressure and temperature variations and various other requirements. The manufacturing processes can be broken into three phases:

     * formulation of cosmetic and fragrance product renditions in our company's slurry laboratories for use in sampling systems;

     * manufacturing the sampler, which consists of either printing an encapsulated slurry onto paper or producing sampling labels that contain fragrance or other cosmetic product renditions; and

     * labeling technologies (DiscCover, Scent Seal, BeautiSeal, LiquaTouch), affixing the labels onto a piece preprinted by our company or a third party contract supplier.

         Management believes that our company's formulation capabilities are the best in the cosmetics sampling industry. The formulation process is highly complex because our company is trying to replicate the fragrance of a product in a bottle containing an alcohol solution using primarily essential oils and paper. Formulation approval is an interactive process between our company and its customers. Our company has more than 125 different, proprietary formulations that it utilizes in replicating different characteristics of over 500 fragrances to obtain a customer-approved rendition. Certain of these formulations are patented and the majority of the formulation process is based on unique and proprietary methods. Formulation of the fragrance and cosmetic product rendition is performed under very strict tolerances and in complete conformity to the formula that the customer has preapproved. Formulation is conducted in our company's specially designed formulation laboratories by trained specialists.

         The artwork for all printed pieces has typically been furnished by the customer or its advertising agency. Our company's prepress department is currently being converted to state-of -the-art technology by utilizing the receipt of customer-supplied computer disks and producing this material directly on to plates. Our company has the capability to produce high quality printed materials, including the covers of major fashion magazines, in connection with fragrance sampling systems.

         Our company has two different sampling component manufacturing processes: (1) for its formulated offset paper samplers (ScentStrip, ScentStrip Plus, PowdaTouch) and (2) for its formulated letterpress or flexo label samplers (DiscCover, Scent Seal, BeautiSeal, LiquaTouch). Formulated paper samplers are produced in our company's primary facility where our company carefully applies microencapsulated slurry onto the paper during the printing process and, in a continuous in-line operation, folds, cuts and trims the samplers for packing. A 24-hour quality control function and hourly accountability provide significant value to the product development personnel at our company's customers, who are responsible for sample quality.

         All sampling in a label form is produced on specially modified label and finishing equipment in our company's second facility. In addition to the patents pending on certain of its manufacturing processes, our company uses a number of proprietary techniques in producing label samplers. Similar to the formulated paper operation, sampling quality control personnel evaluate all samples by roll and provide full accountability for our company's production.

         Our company also has agreements with certain European and Australian printers and labelers which produce some quantities for global customers that require foreign distribution. Each of these arrangements are protected by non-competition agreements.

         Our company was recently awarded The Proctor & Gamble Pinnacle Award which is presented to companies as recognition for having met certain quality requirements and having demonstrated outstanding quality assurance. Our company is currently pursuing U.S. Food and Drug Administration approval required by other potential new customers.

Sources and Availability of Raw Materials

         Generally, the raw materials used by our company in the manufacturing of its products have been readily available from numerous suppliers and have been purchased by our company at prices that our company believes are competitive. Our company's encapsulated paper products utilize specific grades of paper that are subject to comprehensive evaluation and certification by our company for quality, consistency and fit. Our company has not experienced any material supply shortages in the past, nor are any anticipated.

Competition

         Our company's competitors, some of whom have substantially greater capital resources than our company, are actively engaged in manufacturing certain products similar to, or in competition with, those of our company. Competition in our company's markets is based upon product quality, product technologies, customer relationships, price and customer service. Our company's principal competitors in the printed fragrance sampler market are Webcraft, a subsidiary of Big Flower Holdings, Inc., Orlandi Inc., Nord'est, Marietta Corp., Klocke, Color Prelude, Rotocon, Ascent and Appliquesence. Our company also competes with numerous manufacturers of miniatures, vials, packets, sachets, blisterpacks and scratch and sniff products. In addition, certain cosmetics companies produce sampling products for their own cosmetic products.

Environmental and Safety Regulation

         Our company's operations are subject to extensive laws and regulations relating to the storagage, handling, emission, transportation and discharge of materials into the environment and the maintenance of safe conditions in the workplace. Our company's policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. Our company believes that it is in general compliance with such requirements and has adequate professional staff and systems in place to remain in compliance, although there can be no assurances that this is the case. Our company considers costs for environmental compliance to be a normal cost of doing business and includes such costs in pricing decisions.

Employees

         As of August 31, 1999, our company employed 377 persons, which included 240 hourly and 137 salaried and management personnel. Substantially all of our company's hourly employees are represented by the Graphics Communications International Union (GCIU) local 197-M. Management considers its relations with the union to be good. The current union contract was signed in April 1999 and will be in effect through March 31, 2003.

                                  RISK FACTORS

Substantial Leverage; Restrictive Covenants - Our substantial indebtedness and restrictive covenants imposed by the terms of our indebtedness could adversely affect the financial health of our company and prevent us from fulfilling our obligations under our notes and debentures.

         Our company has substantial indebtedness and debt service obligations. As of June 30, 1999, Holding and AKI had total consolidated indebtedness of approximately $146.7 million and $117.0 million, respectively. In addition, Holding's and AKI's deficiency of earnings available to cover fixed charges for fiscal 1999, was $5.5 million and $1.7 million, respectively. As of September 20, 1999, AKI had letters of credit outstanding in the amount of $0.6 million and outstanding borrowings of $16.3 million under its revolving credit agreement with Heller Financial, Inc. In addition, as of such date, borrowings of up to approximately $3.1 million were available under the credit agreement, subject to specified conditions. The indenture governing Holding's 13 1/2% Senior Discount Debentures due 2009 and the indenture governing AKI's 10 1/2% Senior Notes due 2008 and the credit agreement permit our company and its Restricted Subsidiaries (as defined in the indentures), in each case, to incur additional indebtedness if we meet specified requirements.

         The  level  of  our  company's   indebtedness   could  have   important
consequences to holders of the notes and the debentures, including, but not limited to, the following:

     * a substantial portion of cash flow from operations must be dedicated to debt service and will not be available for other purposes;

     * additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited;

     * the level of indebtedness could limit flexibility in reacting to changes in the operating environment and economic conditions generally;

     * the level of indebtedness could restrict our company's ability to increase manufacturing capacity;

     * our company may face difficulties in satisfying its obligations with respect to its indebtedness; and

     * a portion of our company's borrowings bear interest at variable rates of interest, which could result in higher interest expense in the event of an increase in market interest rates.

         The indentures and the credit agreement contain covenants that, among other things, limit the ability of our company and its Restricted Subsidiaries to:

     *   pay dividends or make certain restricted payments;

     *   incur additional indebtedness and issue preferred stock;

     *   create liens;

     *   incur dividend and other payment restrictions affecting subsidiaries;

     * enter into mergers, consolidations or sales of all or substantially all of the assets of our company;

     *   enter into certain transactions with affiliates; and

     *   sell certain assets.

In addition, the credit agreement requires our company to maintain specified financial ratios and satisfy specified financial condition tests. Our company's ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that our company will meet those tests.

Ability to Service Debt - To service our company's indebtedness we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

         The ability of our company to pay principal and interest on the notes or principal on the debentures and to satisfy its other debt obligations will depend upon AKI's future operating performance. AKI's future operating performance will be affected by prevailing economic conditions and financial, business and other factors, which factors may be beyond our company's control, as well as the availability of revolving credit borrowings under the credit agreement. Our company anticipates that its operating cash flow, together with borrowings under the credit agreement, will be sufficient to meet its operating expenses and to service its debt requirements as they become due. However, if our company is unable to service its indebtedness, our company may be required to take action such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these remedies can be effected on satisfactory terms, if at all.

Holding Company Structure - Holding's debentures are structurally subordinated to indebtedness of its subsidiaries.

         Holding is a holding company and does not have any material operations or assets other than ownership of all of the capital stock of AKI. Accordingly, its debentures will be effectively subordinated to all existing and future liabilities of Holding's subsidiaries, including indebtedness under the credit agreement and AKI's notes. As of June 30, 1999, Holding's subsidiaries had $117.0 million of indebtedness and $17.1 million of other outstanding liabilities (including trade payables, accrued liabilities and deferred taxes). As of September 20, 1999, AKI also had letters of credit outstanding in the amount of $0.6 million and outstanding borrowings of $16.3 million under the credit agreement. In addition, as of such date, borrowings of up to approximately $3.1 million were available under the credit agreement, subject to specified conditions. All such indebtedness effectively ranks senior to the debentures. At June 30, 1999, Holding had no outstanding indebtedness other than the debentures. Holding and its subsidiaries may incur additional indebtedness in the future, subject to the limitations contained in the instruments governing their indebtedness.

         Any right of Holding to participate in any distribution of assets of its subsidiaries upon the liquidation, reorganization or insolvency of any such subsidiary (and the consequent right of the holders of the debentures to participate in the distribution of those assets) will be subject to the prior claims of the respective subsidiary's creditors.

Limitation on the Payment of Funds to Holding by its Subsidiaries - Holding's ability to repay its debentures may depend on its ability to raise cash other than through its subsidiaries.

         Holding's cash flow, and consequently its ability to service debt, including its obligations under its debentures, is dependent upon the cash flows of its subsidiaries and the payment of funds by such subsidiaries to Holding in the form of loans, dividends or otherwise. Holding's subsidiaries have no obligations, contingent or otherwise, to pay any amounts due pursuant to the debentures or to make any funds available for payment of the debentures. In addition, AKI's credit agreement and its note indenture impose, and agreements entered into in the future may impose, significant restrictions on the payment of dividends and the making of loans by AKI and its subsidiaries to Holding. Accordingly, repayment of the debentures may depend upon the ability of Holding to effect an equity offering or to refinance the debentures.

Effective Subordination; Assets Subject to Security Interest - Your right to receive payments on the notes and debentures is junior to our existing and future secured indebtedness.

         Under the terms of the credit agreement, Heller Financial, Inc., the lender under the credit agreement, has a security interest in substantially all of the current and future assets of AKI. In the event of a default under the credit agreement, whether as a result of the failure to comply with a payment or other covenant, a cross-default or otherwise, such lender will have a prior secured claim on the capital stock of AKI and the encumbered assets of our company. As a result, the encumbered assets of our company would be available to pay obligations on the notes and the debentures only after borrowings under the credit agreement and any other secured indebtedness have been paid in full. If the lender should attempt to foreclose on its collateral, our company's financial condition and the value of the debentures and the notes will be materially adversely affected and could be eliminated. As of September 20, 1999, AKI had letters of credit outstanding in the amount of $0.6 million and outstanding borrowings of $16.3 million under the credit agreement. In addition, as of such date, borrowings of up to approximately $3.1 million were available under the credit agreement, subject to specified conditions.

Postal Regulation - Our results of operations could be adversely affected by a change in the U.S. Postal Service classification of our sampling systems or the sampling products of our competitors.

         Our company's sampling systems are approved by the U.S. Postal Service for inclusion in subscription magazines mailed at periodical postage rates. Our company's sampling systems have a significant cost advantage over certain competing sampling products, such as miniatures, vials, packettes, sachets and blisterpacks, because such competing products cause an increase from periodical postage rates to the higher third-class rates for the magazine's entire circulation. Subscription magazine sampling inserts delivered to consumers through the U.S. Postal Service accounted for approximately 36% of our company's net sales in fiscal 1999. There can be no assurance that the U.S. Postal Service will not approve other competing types of sampling systems for use in subscription magazines without requiring a postal surcharge, or that the U.S. Postal Service will not reclassify our company's sampling systems such that they would incur a postal surcharge. Any such action by the U.S. Postal Service could have a material adverse effect on our company's results of operations and financial condition.

Reliance Upon Significant Customers - Our company relies on a small number of customers for a large portion of its revenues.

         Our company's top ten customers by sales revenue accounted for approximately 57% of our company's net sales in fiscal 1999. None of our company's customers other than Estee Lauder accounted for 10% or more of net sales in fiscal 1999. Although our company has long-established relationships with most of its major customers, our company does not have long-term contracts with any of its customers. Our company may be required by some customers to qualify its manufacturing operations under certain supplier standards. There can be no assurance that our company will be able to qualify under such supplier standards or that such customers will continue to purchase sampling systems from our company if our company's manufacturing operations are not so qualified. An adverse change in its relationships with significant customers, including Estee Lauder, could have a material adverse effect on our company's results of operations and financial condition.

Competition - Our ability to compete with other companies depends, in part, on our ability to meet customer needs on a cost-effective and timely basis and to protect our proprietary technology.

         Our company's competitors, some of whom have substantially greater capital resources than our company, are actively engaged in manufacturing certain products similar to those of our company. Our company's principal competitors in the cosmetic sampling market are Webcraft, a subsidiary of Big Flower Holdings, Inc., Orlandi Inc., Nord'est, Marietta Corp., Klocke, Color Prelude, Rotocon, Ascent and Appliquessence. Our company also competes with numerous manufacturers of miniatures, vials, packettes, sachets, blisterpacks, and scratch and sniff products. In addition, certain cosmetic companies produce sampling products for their own cosmetic products. Competition in our company's market is based upon product quality, product technologies, customer relationships, price and customer service. The future success of our company's business will depend in large part upon its ability to market and manufacture products and services that meet customer needs on a cost-effective and timely basis. There can be no assurance that capital will be available for these purposes, that investments in new technology will result in commercially viable products or that our company will be successful in generating sales on commercially favorable terms, if at all.

         In addition, our company's success, competitive position and revenues will depend, in part, upon its ability to protect its proprietary technologies and to operate without infringing on the proprietary rights of others. Although our company has certain patents and has filed, and expects to continue to file, other patent applications, there can be no assurance that our company's issued patents are enforceable or that its patent applications will mature into issued patents. The expense involved in litigation regarding patent protection or a challenge thereto has been and could be significant and any future expense, if any, cannot be estimated by our company. A portion of our company's manufacturing processes are not covered by any patent or patent application. As a result, the business of our company may be adversely affected by competitors who independently develop technologies substantially equivalent to those employed by our company.

Dependence on Fragrance Industry; Seasonality - Our business is affected by the advertising budgets of our customers and is seasonal in nature.

         The advertising budgets of our company's customers, and therefore the revenues of our company, are susceptible to prevailing economic and market conditions that affect advertising expenditures, the performance of the products of our company's customers in the marketplace and certain other factors. There can be no assurance that reductions in advertising spending will not occur, which could have a material adverse effect on our company's results of operations and financial condition.

         In addition, our company's sales and operating results have historically reflected seasonal variations. Such seasonal variations are based on the timing of our company's customers' advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. As a result, a higher level of sales are reflected in our company's first two fiscal quarters ended December 31 when sales from such advertising campaigns are principally recognized while our company's fourth fiscal quarter ended June 30 typically reflects the lowest sales level of the fiscal year. These seasonal fluctuations require our company to accurately allocate its resources to manage our company's manufacturing capacity, which often operates at full capacity during peak seasonal demand periods.

Availability of Raw Materials - Our results of operations and financial condition may be adversely affected by an increase in paper prices or a decrease in paper supply.

         Paper is the primary raw material utilized by our company in producing its sampling systems. Paper costs represented approximately 30% of our company's cost of goods sold in each of fiscal 1997, 1998 and 1999. Significant increases in paper costs could have a material adverse effect on our company's results of operations and financial condition to the extent that our company is unable to price its products to reflect such increases. There can be no assurance that our company's customers would accept such price increases or the extent to which such price increases would impact their decision to utilize our company's sampling systems.

         All of our company's encapsulated sampling systems, which accounted for approximately 62% of our company's net sales in fiscal 1999, utilize specific grades of paper that are subject to comprehensive evaluation and certification by our company for quality, consistency and fit. Our company continues to research methods of replicating the advantages of these specific grades of paper with other available grades of paper. Until such methods are developed, a loss of such supply of paper could have a material adverse effect on our company's results of operations and financial condition to the extent that our company is unable to obtain such paper elsewhere.

Risks of International Operations; Currency Fluctuations - Our company receives a portion of its revenue from foreign countries which is subject to foreign laws and regulations and political and economic events.

         Approximately 20% of our company's net sales in fiscal 1999 were generated outside the United States. Foreign operations are subject to certain risks inherent in conducting business abroad, including, among others, exposure to foreign currency fluctuations and devaluations or restrictions on money supplies, foreign and domestic export law and regulations, price controls, taxation, tariffs, import restrictions, and other political and economic events beyond our company's control. Our company has not experienced any material effects of these risks as of yet, but there can be no assurance that they will not have such an effect in the future.

Control by DLJMBII; Conflicts of Interest - Our company is controlled by DLJMBII whose interests may conflict with the interests of the holders of the notes and debentures.

         DLJMBII has the power to elect a majority of the directors of Acquisition Corp. and generally exercises control over the business, policies and affairs of Acquisition Corp., Holding, AKI and its subsidiaries through its ownership of Acquisition Corp. DLJMBII may have interests that could be in conflict with those of the holders of notes or the debentures and may take actions that adversely affect the interests of the holders of the notes and debentures.

Labor Relations; Expiration of Collective Bargaining Agreement - Our company's business may be adversely affected by a labor dispute.

         As of August 31, 1999, approximately 64% of our company's employees worked under a collective bargaining agreement that expires on March 31, 2003. While our company believes that its relations with its employees are good, there can be no assurance that our company's collective bargaining agreement will be renewed in the future. A prolonged labor dispute (which could include a work stoppage) could have a material adverse effect on our company's business, financial condition and results of operations.

Year 2000 Issues - Year 2000 problems could affect our day-to-day operations and cause significant economic liabilities.

         Our company evaluated its information technology systems and its non-information technology systems in order to assess its exposure to Year 2000 issues. Our company expects to make the necessary modifications or changes to its information systems to enable proper processing of transactions relating to the Year 2000 and beyond before January 1, 2000. While our company is not substantially dependent upon the proper function of its computer systems, a failure of its systems could cause, among other things, inaccurate or incomplete accounting, the inability to bill customers and the inability to process incoming orders which may cause business interruption or financial loss. If third parties with whom our company interacts have Year 2000 problems which are not resolved, our company could experience, among other things, the disruption of services including telecommunications and electrical power or financial or accounting difficulties. Our company currently estimates that the total cost of Year 2000 compliance will be less than $100,000. There can be no assurance that our company's Year 2000 program will be effective or that our company will not experience disruption or difficulties resulting from Year 2000 problems of third parties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issues."

ITEM 2.  PROPERTIES

         Our company owns land and buildings in Chattanooga, Tennessee that are used for production, administration and warehousing. Our company's executive offices and primary facility at 1815 East Main Street are located on 2.55 acres and encloses approximately 67,900 square feet. A second facility housing product development and additional manufacturing areas at 1600 East Main Street is located three blocks away on 2.49 acres and encloses approximately 36,700 square feet. Our company also leases a third facility at 3501 St. Elmo Avenue in Chattanooga, Tennessee which is used for production and warehousing. This facility is located on 1.875 acres and encloses approximately 29,500 square feet.

         Our company currently has a number of web printing presses with multi-color capability as well as envelope-converting machines and other ancillary equipment. Our company operates a fully equipped production lab for the manufacture of microcapsules and slurry and separate laboratories for our company's Encapsulated Products Division and our company's research and development facility. Our company also has a fully staffed and equipped label manufacturing facility, which includes state-of-the-art label manufacturing machines that have been specially modified to produce our company's products and a complete label attaching operation. Our company also leases sales offices in New York, New York, Paris, France and London, England.

ITEM 3.  LEGAL PROCEEDINGS

         Our company does not believe that there are any pending legal proceedings that, if adversely determined, would have a material adverse effect on the financial condition or results of operations of our company, taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders of Holding during the fourth quarter of fiscal 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for Holding's or AKI's common stock. As of September 27, 1999, Acquisition Corp. was the sole holder of record of Holding's common stock and Holding was the sole holder of record of AKI's common stock. Generally, neither Holding nor AKI pays dividends on its shares of common stock and neither expects to pay dividends on its shares of common stock in the foreseeable future. The debentures contain restrictions on Holding's ability to pay dividends on its common stock. The notes and the credit agreement contain restrictions on AKI's ability to pay dividends on its common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical consolidated financial data presented below as of June 30, 1995, 1996 and 1997, December 15, 1997, and for the fiscal years ended June 30, 1995, 1996 and 1997 and the periods from July 1, 1997 to December 15, 1997 have been derived from the historical consolidated financial statements of Arcade Holding Corporation, the predecessor to our company. The selected historical consolidated financial data presented below as of June 30, 1998 and 1999 and for the period from December 16, 1997 to June 30, 1998 and the year ended June 30, 1999 have been derived from the historical consolidated financial statements of our company. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our company's Consolidated Financial Statements and the notes thereto included elsewhere in this report.




                                                        Predecessor                                    Holding
                                                        -----------                                    -------
                                                                              July 1, 1997      December
                                        Fiscal year ended June 30,                 to          16, 1997 to
                                                                              December 15,      June 30,      June 30,
                                   1995            1996           1997            1997            1998          1999
                                   ----            ----           ----            ----            ----          ----
Statement of Operations Data:
Net sales                      $  61,794      $   73,486     $   77,723      $   35,186       $   36,066     $ 85,967
Cost of goods sold                38,333          49,862         49,467          22,809           24,518       55,199
                               ---------      ----------     ----------      ----------       ----------     --------
Gross profit                      23,461          23,624         28,256          12,377           11,548       30,768
Selling, general and
administrative expenses            8,483          10,635         13,333           5,703            5,587       14,500
Amortization of goodwill           1,113           1,234          1,234             568            2,101        4,606
                               ---------      -----------     ----------     ----------       ----------     --------
Income from operations            13,865          11,755         13,689           6,106            3,860       11,662
Interest expense, net              6,170           6,762          6,203           2,646           11,327       16,740
Fees to stockholders                 470             470            470             215              125          250
Other, net                           (22)            244           (101)             11              (47)         128
Income tax expense (benefit)       3,114           2,101          3,135           1,441           (2,052)        (340)
                               ---------      ----------      -----------    ----------       ----------     --------

Net income (loss)              $   4,133      $    2,178      $    3,982     $    1,793       $   (5,493)    $ (5,116)
                               =========      ==========      ==========     ==========       ==========     ========

Balance Sheet Data (at end
of period):
Cash and cash equivalents      $   4,196      $      626      $      303     $    4,481       $    3,842     $  7,015
Working capital (deficit)             39          (4,685)        (36,957)        (4,959)          15,046       14,853
Total Assets                      85,695          82,395          77,142         77,399          214,521      213,579
Total debt and redeemable
preferred stock                   64,655          60,736          54,964         55,408          144,448      146,688
Total stockholder's equity         6,572           7,932          11,225         12,716           57,084       49,797

Other Data:
Capital expenditures               1,325           2,051           2,462            807              514        2,856
Ratio of earnings to fixed
charges                              2.2x            1.6x            2.1x           2.2x             ---          ---


_____________________
(1) For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent income (loss) before income taxes plus fixed charges. "Fixed charges" consist of interest on all indebtedness and amortization of deferred financing costs. Earnings were not sufficient to cover fixed charges by $7,545 and $5,456 for the periods from December 16, 1997 to June 30, 1998 and the year ended June 30, 1999, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The sales of our company are derived from the sale of sampling systems to cosmetics and consumer products companies. Substantially all of our company's sales are made directly to its customers while a small portion are made through advertising agencies. Each customer's sampling program is unique and pricing is negotiated based on estimated costs plus a margin. While our company and its customers generally do not enter into long-term contracts, our company has had long-standing relationships with the majority of its customer base. The introduction of our company's new products, such as BeautiSeal, PowdaTouch and LiquaTouch, has affected our company's results of operations for certain of the periods discussed below.

The Acquisition

         DLJMBII and certain members of our company's management organized AHC I Merger Corp. for purposes of acquiring Arcade Holding Corporation, our predecessor. On December 15, 1997, the merger corporation acquired all of the equity interests of the predecessor corporation (the "Acquisition") for $205.7 million (including related fees, expenses and cash for working capital). Included in the total cost of the Acquisition were approximately $6.2 million in non-cash costs comprised of (1) the assumption of a promissory note issued by the predecessor corporation in connection with the 1995 acquisition of Scent Seal, Inc. and certain capital lease obligations and (2) the exchange of stock options to acquire common stock in the predecessor corporation by the predecessor corporation's chief executive officer for an option to acquire preferred stock in Acquisition Corp.

         To provide the $199.5 million of cash necessary to fund the Acquisition, including the equity purchase price and the retirement of all previously existing preferred stock and debt of the predecessor corporation not assumed, (1) the merger corporation issued $123.5 million of its Senior Increasing Rate Notes to Scratch & Sniff Funding, Inc., an affiliate of DLJMBII, and (2) Acquisition Corp. received $76.0 million from debt and equity (common and preferred) financings, including equity investments by certain stockholders of the predecessor corporation, which was contributed to the merger corporation. Immediately following the Acquisition, the merger corporation merged with and into the predecessor corporation and the combined entity assumed the name "AKI, Inc." Acquisition Corp. then contributed $1 of cash and all of its ownership interest in AKI to Holding for 1,000 shares of Holding's common stock.

         The merger corporation's senior increasing rate notes were subsequently repaid on June 25, 1998 from the proceeds of AKI's issuance of $115.0 million of AKI's notes and from a capital contribution from Holding. On June 25, 1998, Holding issued and sold its debentures totaling $50.0 million in aggregate principal amount at maturity for gross proceeds of $26.0 million, the majority of which were used to fund Holding's equity contribution to AKI.

         The Acquisition was accounted for using the purchase method of accounting and resulted in the recognition of $153.9 million of goodwill and a significant increase in amortization expense.

3M Acquisition

         On June 22, 1998, we acquired the fragrance sampling business of the Industrial and Consumer Products division of Minnesota Mining and Manufacturing Company (3M) for $7.25 million in cash and the assumption of a liability of $182,000 to one of the customers of the business. Our company financed the 3M acquisition with borrowings under the credit agreement. Such borrowings were subsequently repaid.

RetCom Acquisition

         On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RetCom Holdings Ltd. at a purchase price of approximately $12.2 million and refinanced working capital indebtedness of approximately $5.1 million of RetCom Holdings Ltd. and its subsidiaries. The purchase price and refinancing of indebtedness were initially financed by borrowings under the credit agreement. See "--Liquidity and Capital Resources."

Results of Operations

         For purposes of the following discussion, the results of operations for the year ended June 30, 1998 reflect the combination of the results of operations of the predecessor corporation for the period July 1, 1997 through December 15, 1997, the date of the Acquisition, with the results of operations of our company for the period December 16, 1997 through June 30, 1998. Due to the effects of purchase accounting applied in the Acquisition and the additional interest expense associated with the debt incurred to finance the Acquisition, the results of operations of our company are not comparable in all respects to the results of operations of the predecessor corporation.

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998

         Net Sales. Net sales for the fiscal year ended June 30, 1999 increased $14.7 million, or 20.6%, to $86.0 million as compared to $71.3 million for the fiscal year ended June 30, 1998. The increase was primarily attributable to a $9.1 million increase in domestic sales of cosmetic sampling products, the $5.7 million growth of our company's European revenues and increases in sales of consumer product samples, offset by decreases in sales to the domestic fragrance industry.

         Gross Profit. Gross profit for the fiscal year ended June 30, 1999 increased $6.9 million, or 28.9%, to $30.8 million as compared to $23.9 million for fiscal year ended June 30, 1998. Gross profit as a percentage of net sales increased to 35.8% in the fiscal year ended June 30, 1999, from 33.5% in the fiscal year ended June 30, 1998. The increase in gross profit and gross profit as a percentage of net sales is primarily attributable to the increase in net sales discussed above and reductions in raw material costs, offset by a decrease in certain fragrance samples pricing, changes in product sales mix, increased costs associated with the outsourcing of European production and increased costs associated with the initial production runs of certain customer products.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 1999 increased $3.2 million, or 28.3% to $14.5 million as compared to $11.3 million for the fiscal year ended June 30, 1998. The increase in selling, general and administrative expenses was primarily due to severance charges related to former executive officers, changes in executive compensation following the Acquisition and increased sales staffing and commissions related to the increase in net sales and costs associated with the transition of the 3M acquisition, offset partially by reduced advertising expenditures and staff reductions. As a result of these factors, selling, general and administrative expenses as a percent of net sales increased to 16.9% in the fiscal year ended June 30, 1999 from 15.8% in the fiscal year ended June 30, 1998.

         Income from Operations. Income from operations for the fiscal year ended June 30, 1999 increased $1.7 million, or 17.0%, to $11.7 million as compared to $10.0 million for the fiscal year ended June 30, 1998. Income from operations as a percentage of net sales decreased to 13.6% in the fiscal year ended June 30, 1999 from 14.0% in the fiscal year ended June 30, 1998, principally as a result of the increase in amortization of goodwill and other intangibles resulting from the Acquisition and the 3M acquisition and the factors described above.

         Interest Expense. Interest expense for the fiscal year ended June 30, 1999 increased $2.7 million, or 19.3% to $16.7 million, as compared to $14.0 million for the fiscal year ended June 30, 1998. Interest expense as a percentage of net sales decreased to 19.4% in the fiscal year ended June 30, 1999 from 19.6% in the fiscal year ended June 30, 1998. The increase in interest expense is due to the increased indebtedness as a result of the recapitalization of our company in connection with the Acquisition, partially offset by the refinancing of the merger corporation's senior increasing rate notes with the notes and debentures.

         Interest expense for AKI for the fiscal year ended June 30, 1999 decreased $0.9 million, or 6.5%, to $13.0 million, as compared to $13.9 million for the fiscal year ended June 30, 1998. Interest expense as a percentage of net sales decreased to 15.1% in the fiscal year ended June 30, 1999 from 19.5% in the fiscal year ended June 30, 1998. The decrease in interest expense is due to the decreased indebtedness as a result of the refinancing of the merger corporation's senior increasing rate notes with the notes and Holding's equity contribution to AKI partially offset by the recapitalization of AKI.

         Management Fees and Other, Net. Management fees and other, net for the fiscal year ended June 30, 1999 were $0.4 million as compared to $0.3 million for the fiscal year ended June 30, 1998. Management fees and other, net as a percentage of net sales were relatively constant for the fiscal years ended June 30, 1999 and 1998.

         Income Tax Expense. The income tax benefit for the fiscal year ended June 30, 1999 decreased $0.3 million to ($0.3) million as compared to ($0.6) million for the fiscal year ended June 30, 1998. The decrease is due to the increase in non-deductible goodwill amortization and non-deductible portion of the interest expense on the debentures, offset partially by the increased net loss before income taxes as a result of the factors described above.

         Income tax expense for AKI for the fiscal year ended June 30, 1999 increased $1.4 million to $0.8 million as compared to ($0.6) million for the fiscal year ended June 30, 1998. The increase is due to the decrease in loss before income taxes as a result of the factors described above and increase in non-deductible goodwill amortization.

         EBITDA. EBITDA for the fiscal year ended June 30, 1999, increased $3.7 million, or 22.6%, to $20.1 million as compared to $16.4 million for the fiscal year ended June 30, 1998, principally as a result of the factors described above. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles.

Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1997

         Net Sales. Net Sales for fiscal year ended June 30, 1998 decreased $6.4 million, or 8.2%, to $71.3 million as compared to $77.7 million for fiscal year ended June 30, 1997. The majority of this decrease was attributable to three core customers' advertising decreases on new product launches and existing products as a result of a management restructuring at two of these customers and the sale of one of them. In addition there was a decrease in domestic sales of products for fragrance sampling. These decreases were partially offset by increased domestic and European sales of sampling products to other categories of the cosmetics industry as well as increased sales to the consumer products market.

         Gross Profit. Gross profit for fiscal year ended June 30, 1998 decreased $4.4 million, or 15.5%, to $23.9 million as compared to $28.3 million for fiscal year ended June 30, 1997. Gross profit as a percentage of nets sales decreased to 33.5% in fiscal year ended June 30, 1998 from 36.4% in fiscal year ended June 30, 1997. The gross profit decline was primarily attributable to the absorption of fixed overhead, depreciation costs and equipment reconfiguration costs created by shorter production runs due to lower volume and the increase in cost of goods sold in the period subsequent to the Acquisition from the write-up of inventory in purchase accounting.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal year ended June 30, 1998 decreased $2.1 million or 15.7%, to $11.3 million as compared to $13.4 million for fiscal year ended June 30, 1997. The decrease in selling, general and administrative expenses was primarily attributable to a decrease in sales commissions resulting from the decreased level of sales and a decrease in legal costs related to our company's pursuit of a patent infringement claim in fiscal year ended June 30, 1997. In addition, our company also had decreased expenses in fiscal year ended June 30, 1998 versus fiscal year ended June 30, 1997 related to the consolidation of certain acquired technologies and certain expenses relating to reorganizing the management structure at our company's European subsidiary. As a result of these factors, selling, general and administrative expenses as a percentage of net sales decreased to 15.8% in fiscal year ended June 30, 1998 from 17.2% in fiscal year ended June 30, 1997.

         Income from Operations. Income from operations for fiscal year ended June 30, 1998 decreased $3.7 million, or 27.0%, to $10.0 million as compared to $13.7 million for fiscal year ended June 30, 1997. Income from operations as a percentage of net sales decreased to 14.0% in fiscal year ended June 30, 1998 from 17.6% in fiscal year ended June 30, 1997 principally as a result of the factors described above and the increase in amortization of goodwill resulting from the Acquisition.

         Interest Expense. Interest expense for fiscal year ended June 30, 1998 increased $7.8 million, or 125.8% to $14.0 million as compared to $6.2 million for fiscal year ended June 30, 1997. Interest expense as a percentage of net sales increased to 19.6% in fiscal year ended June 30, 1998 from 8.0% in fiscal year ended June 30, 1997. The increase in interest expense is a result of the refinancing of our company in connection with the Acquisition.

         Interest expense for AKI for fiscal year ended June 30, 1998 increased $7.7 million, or 124.2% to $13.9 million as compared to $6.2 million for fiscal year ended June 30, 1997. Interest expense as a percentage of net sales increased to 19.5% in fiscal year ended June 30, 1998 from 8.0% in fiscal year ended June 30, 1997. The increase in interest expense is a result of the refinancing of our company in connection with the Acquisition.

         Other Income/Expense and Management Fees. Other income/expense and management fees for fiscal year ended June 30, 1998 decreased $0.1 million, or 25.0% to $0.3 million as compared to $0.4 million for fiscal year ended June 30, 1997. Other income/expense and management fees as a percentage of net sales decreased to 0.4% in fiscal year ended June 30, 1998 from 0.5% in fiscal year ended June 30, 1997. The decrease in other income/expense and management fees is related to the decrease in management/advisory fees subsequent to the sale of our company.

         Income Tax Expenses. Income tax expense for fiscal year ended June 30, 1998 decreased $3.7 million or 119.4% to $(0.6) million as compared to $3.1 million for fiscal year ended June 30, 1997. The Company's effective tax rate was 36.8% in 1998 and 37.6% in 1997.

         EBITDA. EBITDA for fiscal year ended June 30, 1998 decreased $2.4 million, or 12.8% to $16.4 million as compared to $18.8 million for fiscal year ended June 30, 1997, principally as a result of the factors described above.

Liquidity and Capital Resources

         Our company has substantial indebtedness and significant debt service obligations. As of June 30, 1999, our company had consolidated indebtedness in an aggregate amount of $146.7 million (excluding trade payables, accrued liabilities and deferred taxes), of which (1) approximately $29.7 million was a direct obligation of Holding relating to its debentures and (2) approximately $117.0 million was a direct obligation of AKI relating to its notes and capital leases. At June 30, 1999, AKI also had $17.1 million in additional outstanding liabilities (including trade payables, accrued liabilities and deferred taxes) and letters of credit outstanding under the credit agreement in the amount of $0.6 million. As of September 20, 1999, AKI had letters of credit outstanding in the amount of $0.6 million and outstanding borrowings of $16.3 million under the credit agreement.

          Borrowings under the credit agreement are limited to a maximum amount equal to $20.0 million. At June 30, 1999 and September 27, 1999, AKI had borrowings of approximately $19.4 million and $3.1 million, respectively, available, subject to a borrowing base calculation and the achievement of specified financial ratios and compliance with specified conditions. The interest rate for borrowings under the credit agreement are determined from time to time based on our company's choice of formulas, plus a margin. The credit agreement will mature on December 31, 2002.

         The indentures and the credit agreement permit Holding and its Restricted Subsidiaries to incur additional indebtedness, subject to specified limitations. In addition, the indentures contains restrictive covenants that, among other things, limit the ability of Holding and its Restricted Subsidiaries to:

     *   pay dividends or make certain restricted payments;

     *   incur additional indebtedness and issue preferred stock;

     *   create liens;

     *   incur dividend and other payment restrictions affecting subsidiaries;

     * enter into mergers, consolidations or sales of all or substantially all of the assets of our company;

     *   enter into certain transactions with affiliates; and

     *   sell certain assets.

         Payment of Holding's debentures is not guaranteed by AKI or any of its subsidiaries. Because Holding is a holding company with no substantive operations, it is dependent upon the cash flows of AKI and its subsidiaries and the payment of funds by AKI and its subsidiaries to Holding in the form of loans, dividends or otherwise to pay its obligations. See "Risk Factors--Holding Company Structure."

         Holding's principal liquidity requirements are for debt service requirements under the debentures. AKI's principal liquidity requirements are for debt service requirements and fees under the notes and the credit agreement. Historically, our company has funded its capital, debt service and operating requirements with a combination of net cash provided by operating activities, which was $9.8 million for fiscal 1999, together with borrowings under revolving credit facilities. In fiscal 1998, cash totaling $3.9 million was used by operating activities primarily due to the assumption, and subsequent settlement, of a $5.8 million current liability arising from, and directly attributable to the Acquisition. Net cash provided by operating activities during fiscal 1999 resulted from net income before depreciation and amortization, the collection of an income tax refund receivable and increases in accounts payable and accrued expenses. These factors were partially offset by increased accounts receivable and inventory levels.

         In fiscal 1998 and fiscal 1999, our company had capital expenditures of approximately $1.3 million and $2.9 million, respectively. These capital expenditures consisted primarily of the purchase and maintenance of manufacturing equipment and furniture and fixtures and maintaining and upgrading its computer systems.

         On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RetCom Holdings Ltd. at a purchase price of approximately $12.2 million and refinanced working capital indebtedness of approximately $5.1 million of RetCom Holdings Ltd. and its subsidiaries. The purchase price and refinancing of indebtedness were initially financed by borrowings under the credit agreement. Our company is exploring options for the longer-term financing of a portion of the borrowings incurred in connection with the acquisition.

         Our company may from time to time evaluate additional potential acquisitions. There can be no assurance that additional capital sources will be available to our company to fund additional acquisitions on terms that our company finds acceptable, or at all.

         In August 1998, Acquisition Corp. repurchased from Roger Barnett 80,000 shares of preferred stock of Acquisition Corp. for approximately $2.0 million in cash pursuant to the exercise by Mr. Barnett of a put option on July 30, 1998 with the proceeds of a dividend from Holding.

         At June 30, 1999, Acquisition Corp. had outstanding (1) $30 million of Floating Rate Notes which bear interest at approximately 15% per annum and mature on December 15, 2009, and (2) approximately $50.8 million of Senior Preferred Stock which accrue dividends at 15% per annum and must be redeemed by December 15, 2012. Interest on the floating rate notes and dividends on the senior preferred stock may be settled through the issuance of additional floating rate notes and senior preferred stock through maturity or redemption, respectively. The floating rate notes are general, unsecured obligations of Acquisition Corp. and are not obligations of, or guaranteed by Holding, AKI or any of its subsidiaries. Acquisition Corp. is a holding company and is dependant upon the cash flows of its subsidiaries and the payment to it of funds by its subsidiaries. The indenture relating to the debentures restricts the payment of dividends or the making of other restricted payments by Holding to Acquisition Corp.

         In September 1999, Acquisition Corp. consummated a private placement to DLJMBII of 15,000,000 shares of its common stock at a purchase price of $1.00 per share. A portion of the proceeds may become available to the Company to reduce outstanding indebtedness of Holding or AKI or for working capital or other general corporate purposes, but there is no obligation on the part of Acquisition Corp. to make any of these funds available.

         Capital expenditures for the fiscal year ending June 30, 2000 are budgeted to be approximately $4.0 million. Based on borrowings outstanding (other than pursuant to the credit agreement) as of June 30, 1999 and borrowings outstanding under the credit agreement as of September 20, 1999, our company expects total cash payments for debt service in fiscal 2000 to be approximately $14.0 million, consisting of $12.1 million in interest payments on the notes, $0.9 million in capital lease obligations and $1.0 million in interest and fees under the credit agreement. Our company also expects to make royalty payments of approximately $1.1 million during fiscal 2000. *

         Our company believes that, in the absence of future acquisitions, cash flows from existing operations and available borrowings will be sufficient to fund budgeted capital expenditures, working capital requirements and interest and principal payments on its indebtedness, including the debentures and the notes for fiscal 2000. In the event our company consummates any additional acquisitions it may seek additional debt or equity financings subject to compliance with the terms of the indentures.

         At June 30, 1999, our company's cash and cash equivalents and net working capital were $7.0 million and $14.9 million, respectively, representing an increase in cash and cash equivalents of $3.2 million and a decrease in net working capital of $0.2 million from June 30, 1998. Account receivables, net, at June 30, 1999 increased 20.2% or $2.7 million over the June 30, 1998 amount, primarily due to increased sales and an increase in days sales outstanding.

Seasonality

         Our company's sales and operating results have historically reflected seasonal variations. Such seasonal variations are based on the timing of our company's customers' advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. As a result, a higher level of sales are reflected in our company's first two fiscal quarters ended December 31 when sales from such advertising campaigns are principally recognized while our company's fourth fiscal quarter ended June 30 typically reflects the lowest sales level of the fiscal year. These seasonal fluctuations require our company to accurately allocate its resources to manage our company's manufacturing capacity, which often operates at full capacity during peak seasonal demand periods.

Recently Issued Accounting Standards

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of Effective Date" which is effective for fiscal years beginning after June 15, 2000. Our company has only utilized derivative financial instruments to hedge our company's exposure to certain foreign currencies. Such hedging activity has historically been minor and, as a result, adoption of this Statement is not expected to have a material impact on our company's financial condition or results of operations. Our company will adopt the provisions of this Statement on July 1, 2000.

Year 2000 Issues

         Our company is currently working to resolve the potential impact of the Year 2000 on its information technology systems and its non-information technology systems so they will properly recognize and utilize dates beyond December 31, 1999.

         Our company has in place a Year 2000 program which is being executed by an internal project team. The objective of the Year 2000 program is to determine and assess the risks of the Year 2000 issue and to plan and institute mitigating actions to minimize those risks to acceptable levels. To date, all of our company's systems have been assessed for Year 2000 compliance. Our company relies on five computerized systems all of which required remediation, two of which are maintained internally and the others are maintained by third party vendors. Our company believes that all of these systems are currently Year 2000 compliant. Upon review of our company's non-information technology systems our company believes that none of its manufacturing equipment is date sensitive. Of the remaining non-information technology systems, our company believes all such systems are Year 2000 compliant. If, however, all necessary actions are not taken on a timely basis to ensure Year 2000 compliance, the Year 2000 issue could have a material adverse effect on our company. See "Risk Factors--Year 2000 Issues."

         To date, our company has spent approximately $80,000 on Year 2000 compliance. Although our company expects the above referenced expenditures will be sufficient to ensure our company is Year 2000 compliant, our company has budgeted an additional $20,000 for any unforeseen problems which may arise with respect to Year 2000 compliance between July 1, 1999 and the Year 2000. All expenditures with respect to Year 2000 compliance will be funded from working capital.

         Our company is communicating with its significant customers and vendors to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to our company. To date, no significant customers or vendors have informed our company that a material Year 2000 issue exists which will have a material effect on our company.

         Our company has not formulated a contingency plan in the event it or its significant customers or vendors are not Year 2000 compliant.

Forward-Looking Statements

         The information provided in this document contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of our company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: o the competitive environment in the sampling industry in general and in our company's specific market areas;

     *   changes in prevailing interest rates;

     *   inflation;

     *   changes in cost of goods and services;

     * economic conditions in general and in our company's specific market areas;

     * changes in or failure to comply with postal regulations or other federal, state and/or local government regulations;

     *   liability and other claims asserted against our company;

     *   changes in operating strategy or development plans;

     *   the ability to attract and retain qualified personnel;

     *   the significant indebtedness of our company;

     *   labor disturbances;

     *   changes in our company's capital expenditure plans;

     *   and other factors.

In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risk, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "should," "seeks," "pro forma," "anticipates," "intends" or the negative of any such word, or other variations or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not place undue reliance on such forward-looking statements. Our company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this document to reflect future events or developments.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our company generates approximately 20% of its sales from customers outside the United States, principally in Europe. International sales are made mostly from our company's foreign subsidiary located in France and are primarily denominated in the local currency. Our company's foreign subsidiary also incurs the majority of its expenses in the local currency and uses the local currency as its functional currency.

         Our company's major principal cash balances are held in U.S. dollars. Cash balances in foreign currencies are held to minimum balances for working capital purposes and therefore have a minimum risk to currency fluctuations.

         Our company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At June 30, 1999, our company's forward exchange contracts consisted of forward contracts to sell Euros at an exchange rate of 1.0461 per U.S. dollar and to buy British pound sterling at an exchange rate of 1.6123 per U.S. dollar. The notational principal amounts under these foreign exchange contracts were $1.1 million and $0.7 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Consolidated Financial Statements of each of Holding and AKI, the related notes and the Report of Independent Accountants for each of Holding and AKI commencing at page F-1 of this report, which financial statements, notes and reports are incorporated by reference into this report.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

         The following table sets forth certain information with respect to the directors and executive officers of Holding.

Name                    Age      Position
----                    ---      --------
Thompson Dean           40       Chairman of the Board and Director
William J. Fox          43       President, Chief Executive Officer and Director
Kenneth A. Budde        50       Chief Financial Officer
Hugh R. Kirkpatrick     62       Director
Mark P. Michaels        39       Director
David M. Wittels        35       Director
Roger L. Barnett        35       Director

         Thompson Dean has served as Chairman of the Board and a Director of Holding since December 1997. Mr. Dean is the Managing Partner of DLJ Merchant Banking II, Inc. ("DLJ Merchant Banking") and the general partner of DLJ Merchant Banking Partners II, L.P. Mr. Dean serves as a director of Commvault Inc., Von Hoffman Press, Inc., Manufacturers' Services Limited and Phase Metrics, Inc.

         William J. Fox has served as President, Chief Executive Officer and a Director of Holding and as Chairman, President and Chief Executive Officer and a Director of AKI, Inc. since February 1999. Mr. Fox was President, Strategic and Corporate Development of Revlon Worldwide, Senior Executive Vice President of Revlon, Inc. and Revlon Consumer Products Corporation ("RCPC") (and collectively, "Revlon") and Chief Executive Officer, Revlon Technologies, a division of Revlon, from January 1998 through January 1999. He was Executive Vice President from 1991 through January 1997 and Senior Executive Vice President from January 1997 through January 1999 and Chief Financial Officer of Revlon from 1991 to 1997. Mr. Fox served as a director from November 1995 of Revlon, Inc. and from September 1994 of RCPC, until April 1999. He was Senior Vice President of MacAndrews and Forbes Holding Inc., the indirect majority shareholder of Revlon, from August 1990 through January 1999. Mr. Fox is a Director and Vice Chairman of the Board of The Hain Food Group, Inc.
(NASDAQ: HAIN).

         Kenneth A. Budde has served as Chief Financial Officer of Holding since November 1994. From October 1988 to June 1994, Mr. Budde served as Controller and Chief Financial Officer of Southwestern Publishing Company. Prior to that, Mr. Budde spent 12 years with KPMG Peat Marwick.

         Hugh R. Kirkpatrick has served as a director of Holding since June 1998. Mr. Kirkpatrick is a former director of International Flavors &
Fragrances, Inc. where he served as Senior Vice President and President, Worldwide Fragrance Division, from 1991 through his retirement in 1996.

         Mark P. Michaels has served as a director of Holding since June 1998. Mr. Michaels has been a Principal of DLJ Merchant Banking since 1997. Prior thereto, Mr. Michaels was a consultant with McKinsey & Company, Inc. from 1987 to 1996.

         David M. Wittels has served as a director of Holding since December 1997. Mr. Wittels is a Principal of DLJ Merchant Banking and has served in various capacities with DLJ Merchant Banking since 1986. Mr. Wittels serves as a director of Wilson Greatbatch Limited.

         Roger L. Barnett has served as director of our company (or its predecessor) since November 1993. Mr. Barnett is the chief executive officer of Beauty.Com. From 1995 to February 1999, Mr. Barnett served as President and Chief Executive Officer of our company and from 1994 to 1995, he served as Senior Vice President and Vice President of our company.

Compensation of Directors

         Except for Messrs. Kirkpatrick and Barnett, directors of Holding will not receive compensation for services rendered in that capacity, but will be reimbursed for out-of-pocket expenses incurred by them in connection with their travel to and attendance at board meetings and committees of the board. Messrs. Kirkpatrick and Barnett will receive an annual fee of $20,000 per year plus reasonable out-of-pocket expenses in connection with travel to and attendance at meetings of the board of directors and committees of the board.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information for the three most recently completed fiscal years with respect to the compensation of (1) each person who served as our company's chief executive officer in fiscal 1999, (2) our other most highly compensated executive officer whose total annual compensation exceeded $100,000 and (3) our other most highly compensated executive officer whose total annual compensation exceed $100,000 but was not an employee of our company at June 30, 1999 (collectively, the "named executive officers").





                                                       Summary Compensation Table
                                                                                            Long Term
                                                   Annual Compensation                    Compensation
                                                   -------------------                    ------------

                                              Fiscal                                         Securities             All Other
        Name and Principal Position            Year        Salary         Bonus         Underlying Options     Compensation(1)
        ---------------------------            ----        ------         -----         ------------------     ---------------
William J. Fox(2)                              1999       $242,308       $250,000              ------(3)            ------
   President, Chief Executive Officer          1998         ------         ------              ------               ------
   And Director                                1997         ------         ------              ------               ------

Roger L. Barnett(2)                            1999        309,711         ------(4)           ------               $3,577
   President, Chief Executive Officer          1998        367,083         ------              32,500(5)             3,670
   And Director                                1997        210,000        275,000              ------                5,700

Kenneth A. Budde                               1999        154,327         80,625              ------                9,077
   Chief Financial Officer                     1998        120,000         75,000              ------               ------
                                               1997        100,000         50,000              ------               ------

Barry Miller(6)                                1999        219,153         ------              ------                  120
   Chief Operating Officer                     1998         23,692         ------              ------               ------
                                               1997         ------         ------              ------               ------


(1) Represents amounts contributed on behalf of the named executive to our company's 401(k) retirement savings plan.

(2) On February 1, 1999, Mr. Barnett resigned as president and chief executive officer of our company and Mr. Fox was engaged as president and chief executive officer.

(3) Pursuant to the terms of his employment agreement, Mr. Fox is entitled to receive options to acquire 5% of Acquisition Corp.'s issued and outstanding common stock on a fully diluted basis, which options have not yet been granted. See "--Equity Based Compensation" and "--Fox Employment Agreement."

(4) Does not include $353,275 to which Mr. Barnett is entitled in connection with his resignation from our company. See "Certain Relationships and Related Transactions--Employment Arrangements."

(5) These options were forfeited upon Mr. Barnett's resignation from our company.

(6) Mr. Miller's employment with our company commenced in May 1998 and was terminated in May 1999.

Equity-Based Compensation

         No options were granted by Acquisition Corp., Holding or AKI in fiscal 1999. Pursuant to the terms of his employment agreement, Mr. Fox is entitled to receive options to acquire 5% of Acquisition Corp.'s issued and outstanding common stock on a fully diluted basis, which options have not yet been granted. See "--Fox Employment Agreement." In addition, no options for shares of capital stock of Acquisition Corp., Holding or AKI were exercised in fiscal 1999.

         Acquisition Corp. adopted the 1998 Stock Option Plan for certain key employees and directors of Acquisition Corp. and any parent or subsidiary corporation of Acquisition Corp. The objectives of the option plan are (1) to retain the services of persons holding key positions and to secure the services of persons capable of filling such positions and (2) to provide persons responsible for the future growth of Acquisition Corp. an opportunity to acquire a proprietary interest in our company and thus create in such key employees an increased interest in and a greater concern for the welfare of our company.

         The option plan authorizes the issuance of options to acquire up to 100,000 shares of common stock of Acquisition Corp. The option plan will be administered by the board of directors or a compensation committee to be designated by the board of directors. Pursuant to the option plan, Acquisition Corp. may grant options, including options that become exercisable as performance standards determined by the committee are met, to key employees and directors of Acquisition Corp. and any parent or subsidiary corporation. The terms of any such grant will be determined by the committee and set forth in a separate grant agreement. The exercise price will be at least equal to the fair market value per share of Acquisition Corp. common stock on the date of grant, provided that the exercise price shall not be less than $1.00 per share. Options may be exercisable for up to ten years. The committee has the right to accelerate the right to exercise any option granted under the option plan without effecting the expiration date thereof. Upon the occurrence of a change in control (as defined in the option plan) of Acquisition Corp., each option may, at the discretion of the committee, be terminated upon notice to the holder and each such holder will receive, in respect of each share of Acquisition Corp. common stock for which such option is then exercisable, an amount equal to the excess of the then fair market value of such share of Acquisition Corp.
common stock over the per share exercise price.

Fox Employment Agreement

         On January 27, 1999, William J. Fox entered into an employment agreement with our company effective February 1, 1999. The term of the agreement began on the effective date and will end on the third anniversary of the effective date, provided, that beginning on the first anniversary of the effective date, the term shall automatically be extended for one additional day each day, unless either party provides notice not to extend.

         Pursuant to his employment agreement, Mr. Fox's base salary is $600,000 and he will be eligible to receive a performance-based bonus of 25%, 100% or 200% of his base salary upon achievement of targeted goals, and other incentive payments.

         Pursuant to the terms of his employment agreement, Mr. Fox is entitled to receive options to acquire 5% of Acquisition Corp.'s issued and outstanding common stock on a fully diluted basis, subject to anti-dilution protection, which options have not yet been granted. Once granted, these options will vest at specified dates and upon the occurrence of specified conditions. In addition, upon a change in control (as defined in the employment agreement), all time vested options vest and all performance vested options vest if the DLJ Entities (as defined in the employment agreement) achieve certain levels of return on their equity investments.

         If Mr. Fox's employment is terminated by our company without cause or by Mr. Fox for good reason, our company will pay Mr. Fox two times his base salary, 50% of such amount on termination of employment and 50% paid in equal monthly installments over a twelve month period following the date of termination. In addition, Mr. Fox will receive a pro-rata bonus for the year of termination if he would have been entitled to such a bonus had he remained employed during the year of termination. If such termination occurs within 6-months of a time where a tranche of time vested options would otherwise become exercisable, then a pro-rata portion of such tranche will become exercisable.

         The employment agreement contains confidentiality, noncompetition and nonsolicitation provisions. The restricted period for the noncompetition provisions upon termination of employment is two years if Mr. Fox's employment is terminated by our company without cause or by our company for good reason, and one year if Mr. Fox's employment is terminated for any other reason.

Compensation Committee Interlocks and Insider Participation

         None of Acquisition Corp., Holding or AKI had a compensation committee during fiscal 1999. No executive officer participated in deliberations regarding executive compensation. Each of William J. Fox and Roger L. Barnett were executive officers during fiscal 1999 and served on the board of directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         All of AKI's issued and outstanding capital stock is owned by Holding. All of Holding's issued and outstanding capital stock is owned by Acquisition Corp. The following table sets forth certain information as of September 27, 1999 with respect to the beneficial ownership of Acquisition Corp. common stock by (1) owners of more than five percent of such Acquisition Corp. common stock,
(2) each director and named executive officer of Holding and (3) all directors and executive officers of Holding, as a group.



                                                                                                      Percentage of
                                                                                     Shares            Outstanding
                                                                                  Beneficially      Acquisition Corp.
                                                                                     Owned            Common Stock
                               Beneficial Owner

DLJ Merchant Banking Partners, II, L.P. and related investors (1) (2)            15,921,111              98.8%
William J. Fox                                                                        ---                 ---
Thompson Dean (3)                                                                     ---                 ---
Roger L. Barnett (2)                                                                134,325                *
Hugh R. Kirpatrick                                                                    ---                 ---
Mark Michaels (3)                                                                     ---                 ---
David M. Wittels (3)                                                                  ---                 ---
Kenneth A. Budde                                                                      ---                 ---
All directors and executive officers as a group (2) (3)                             134,325                *



-------------

*        Less than one percent.


(1)      Consists of shares held directly by the following affiliated investors:
         DLJ Merchant Banking Partners II, L.P; DLJ Merchant Banking Partners II-A, LP ("DLJMBII-A); DLJ Offshore Partners II, C.V. ("Offshore Partners II"); DLJ Diversified Partners, L.P. ("Diversified Partners"); DLJ Diversified Partners-A, L.P ("Diversified Partners-A"); DLJMB Funding II, Inc. ("DLJ Funding II"); DLJ Millennium Partners, L.P. ("Millennium Partners"); DLJ Millennium Partners-A, L.P, ("Millennium Partners-A"); DLJ EAB Partners, L.P ("EAB Partners"); UK Investment Plan 1997 Partners ("UK Partners"); and DLJ First ESC L.P ("First ESC"). See "Certain Relationships and Related Transactions-Transactions with DLJMBII, and their Affiliates." The address of each of DLJMBII, DLJMBII-A, Diversified Partners, Diversified Partners-A, DLJ Funding II, Millennium Partners, Millennium Partners-A, EAB Partners and First ESC is 277 Park Avenue, New York, New York 10172. The address of Offshore Partners 11 is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles. The address of UK Partners is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067. Does not include 18,000 shares of Acquisition Corp. Common Stock held directly by the Scratch & Sniff Funding, Inc., an affiliate of DLJMBII.

(2)      See "Certain Relationships and Related Transactions."

(3) Messrs. Dean, Michaels and Wittels are officers of DLJ Merchant Banking, an affiliate of DLJMBII. Share data shown for such individuals excludes shares shown as held by DLJMBII, as to which such individuals disclaim beneficial ownership. The address of each of Messrs. Dean, Michaels and Wittels is 277 Park Avenue, New York, New York 10172.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with DLJMBII and their Affiliates

         Messrs. Dean, Michaels and Wittels, who are directors of AKI and officers and directors of Holding and Acquisition Corp., are officers of DLJ Merchant Banking. DLJ Merchant Banking, together with DLJMBII, beneficially own, in the aggregate, approximately 98.8% of the outstanding common stock of Acquisition Corp.

         Pursuant to an agreement between Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and Acquisition Corp., DLJ will receive an annual fee of $250,000 for acting as the exclusive financial and investment banking advisor to our company ending December 31, 2002. Our company has agreed to indemnify DLJ in connection with its acting as financial advisor.

Stockholders Agreement

         In connection with the Acquisition, Acquisition Corp., DLJMBII, certain investors in our company prior to the Acquisition, including Roger L. Barnett and certain other signatories thereto, entered into a Stockholders Agreement, dated as of December 15, 1997, that sets forth certain rights and restrictions relating to the ownership of the capital stock of Acquisition Corp. (including securities exercisable for or convertible or exchangeable into capital stock of Acquisition Corp.) and agreements among the parties thereto as to the governance of Acquisition Corp. and, indirectly, Holding and AKI.

         Pursuant to the stockholders agreement, the board of directors of Acquisition Corp. consists of six members. DLJMBII has the right to nominate four of the directors of Acquisition Corp. and the prior investors have the right to nominate one director of Acquisition Corp., provided that DLJMBII and the prior investors maintain a specified minimum level of equity investment in Acquisition Corp. In addition, the stockholders agreement provides that the Chief Executive Officer of Acquisition Corp. be nominated as a director of Acquisition Corp.

         The stockholders agreement contains restrictions on the ability of each holder of capital stock of Acquisition Corp. to transfer any capital stock of Acquisition Corp. to any person designated by the board of directors of Acquisition Corp. to be an "Adverse Person." In addition, the prior investors are restricted in their ability to transfer capital stock of Acquisition Corp. prior to the date that is the earlier of (1) the consummation of a qualifying initial public offering or (2) December 15, 2002, except to DLJMBII or a party who is a prior investor, or pursuant to an offering of equity securities registered under the Securities Act.

         The other material provisions of the stockholders agreement provide, subject to specified exceptions, (1) certain preemptive rights to the holders of capital stock of Acquisition Corp., (2) "drag along" rights to DLJMBII to require the remaining holders of capital stock of Acquisition Corp. to sell a percentage of their ownership and (3) "tag along" rights to the holders of capital stock of Acquisition Corp., other than DLJMBII, with respect to sales of capital stock of Acquisition Corp. by DLJMBII.

         Pursuant to the stockholders agreement, DLJMBII was granted the right to demand up to three registrations on Form S-1 or the equivalent to sell Acquisition Corp. common stock (or if Acquisition Corp. is eligible to use Form S-3, the number of demand rights is unlimited) and all holders of capital stock of Acquisition Corp. were granted certain customary "piggyback" registration rights to register their common stock in any registration statement filed by Acquisition Corp.

Employment Arrangements

         On June 17, 1998, Roger Barnett was retained as president and chief executive officer of our company pursuant to the terms of his employment agreement. On February 1, 1999, Mr. Barnett resigned as president and chief executive officer and our company engaged William J. Fox as president and chief executive officer. Under the terms of his employment agreement, Mr. Barnett was entitled to receive payments aggregating $500,000, of which $353,275 was required to be paid in fiscal 1999 and the remainder of which will be paid in fiscal 2000.

Put Option

         In August 1998, Acquisition Corp. repurchased from Roger Barnett 80,000 shares of preferred stock of Acquisition Corp. for approximately $2.0 million in cash pursuant to the exercise by Mr. Barnett of a put option on July 30, 1998 with the proceeds of a dividend from Holding.

                                     PART IV



ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)   1.       Financial Statements

                        The financial statements listed on the accompanying index to such financial statements are filed as part of this report.

               2.       Financial Statement Schedule

                        None.

               3.       Exhibits and Exhibit Index.



3.1             Certificate of Incorporation of Holding.*

3.2             Certificate of Incorporation of AKI.**

3.3             Bylaws of Holding.*

3.4             Bylaws of AKI.**

4.1 Indenture dated as of June 25, 1998 between Holding and State Street Bank and Trust Company, as Trustee.*

4.2 Indenture dated as of June 25, 1998 between AKI and IBJ Schroder Trust Company, as Trustee.**

4.3 Form of 13 1/2% Senior Discount Debentures due July 1, 2009 (included in Exhibit 4.1(a)).

4.4 Form of 10 1/2% Senior Discount Debentures due July 1, 2008 (included in Exhibit 4.1(b)).

4.5             Registration  Rights Agreement of Holding,  dated as of June 25,
                1998  between   Holding  and  Donaldson,   Lufkin  and  Jenrette
                ("DLJ").*

4.6 Registration Rights Agreement of AKI, dated as of June 25, 1998, between AKI and DLJ.**

10.1            Acquisition Corp. Stock Option Plan.*

10.2 Option Letter Agreement relating to the Time Vesting Options dated as of June 17, 1998 between Acquisition Corp. and Roger L. Barnett.*

10.3 Option Letter Agreement relating to the Standard Option dated as of June 17, 1998 between Acquisition Corp. and Roger L. Barnett.*

10.4 Employment Agreement dated as of June 17, 1998 between Holding and Roger L. Barnett.*

10.5 Employment Agreement dated as of May 12, 1998 between Holding and Barry Miller.*

10.6 Employment Agreement dated as of February 1, 1999 between Holding and William J. Fox.***

10.7 Stockholders Agreement dated as of December 15, 1997 between Acquisition Corp., DLJMBII and certain other investors including Roger L. Barnett.*

10.8 Credit Agreement, dated as of April 30, 1996, as amended by Amendment No. 1, dated December 12, 1997, and as further amended by Amendment No. 2, dated October 30, 1998, between the Company and Heller Financial, Inc.*

10.9 Amendment No. 3 to the Credit Agreement, dated August 30, 1999, between the Company and Heller Financial.+

10.10 Amendment No. 4 to the Credit Agreement, dated September 21, 1999, between the Company and Heller Financial, Inc.+

10.11 Securities Purchase Agreement dated as of December 15, 1997 between Holding and Scratch & Sniff Funding, Inc.*

10.12 Asset Purchase Agreement dated as of May 28, 1998 between AKI and Minnesota, Mining and Manufacturing Company.*

10.13 Stock Purchase Agreement dated as of November 14, 1997, as amended on December 2, 1997 and December 12, 1997 among the Company and DLJMBII and certain related investors.*

10.14 Financial Advisory Agreement dated as of December 12, 1997 between Acquisition Corp. and DLJ.*

10.15 Replacement Stock Option Agreement dated as of December 15, 1997 between Acquisition Corp. and Roger L. Barnett.*

10.16 Option Substitution Agreement dated as of December 15, 1997 among Holding, Acquisition Corp., and Roger L. Barnett.*

10.17 Put and Call Agreement dated as of December 15, 1997, as amended on February 2, 1998 and April 1, 1998, among Roger L. Barnett, Acquisition Corp., and DLJMBII.*

10.18 Termination of Put and Call Agreement dated June 17, 1997 among DLJMBII, Barnett, and Acquisition Corp.*

10.19 Stock Purchase Agreement, by and among AKI and each of Michael Berman, Paul Pearl, Stuart Fleischer, Jay Gartlan, Retail TCA Corporation, a New York corporation, Retail TCB Corporation, a New York corporation, and Sleepeck Printing Company, an Illinois corporation, dated as of September 2, 1999.+

12.1            Computation of Ratio of Earnings to Fixed Charges.+

21.1            Subsidiaries of Holding.+

23.1            Consent of PricewaterhouseCoopers LLP.+

23.2            Consent of PricewaterhouseCoopers LLP.+

27.1            Financial Data Schedule.+

27.2            Financial Data Schedule.+
--------------

* Incorporated by reference from Registrant's Registration Statement on Form S-4, File No. 333-60991 filed with the Securities and Exchange Commission on August 7, 1998.

** Incorporated by reference from Registrant's Registration Statement on Form S-4, File No. 333-60989 filed with the Securities and Exchange Commission on August 7, 1998.

*** Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 1999.

+        Filed herewith.


         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AKI Holding Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September, 1999.

                                      AKI HOLDING CORP.

                                      (Registrant)


                                      By: /S/ WILLIAM J. FOX
                                          _________________________________
                                          William J. Fox
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 28th day of September, 1999.

     SIGNATURE                       TITLE

/S/ THOMPSON DEAN               Chairman and Director
------------------------
Thompson Dean

/S/ WILLIAM J. FOX              President, Chief Executive Officer and Director
------------------------        (Principal Executive Officer)
William J. Fox

/S/ KENNETH BUDDE               Chief Financial Officer (Principal Financial and
------------------------        Accounting Officer)
Kenneth Budde

/S/ DAVID WITTELS               Director
------------------------
David Wittels

/S MARK MICHAELS                Director
------------------------
Mark Michaels

/S/ HUGH KIRKPATRICK            Director
------------------------
Hugh Kirkpatrick

                                Director
------------------------
Roger L. Barnett

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AKI, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September, 1999.

                                      AKI, INC.

                                      (Registrant)


                                      By: /S/ WILLIAM J. FOX
                                          _________________________________
                                          William J. Fox
                                          President, Chief Executive Officer and
                                          Chairman


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 28th day of September, 1999.

     SIGNATURE                       TITLE


/S/ WILLIAM J. FOX              President, Chief Executive Officer, Chairman and
------------------------        Director (Principal Executive Officer)
William J. Fox

/S/ KENNETH BUDDE               Chief Financial Officer (Principal Financial and
------------------------        Accounting Officer)
Kenneth Budde

/S/ DAVID WITTELS               Director
------------------------
David Wittels

/S/ THOMPSON DEAN               Director
------------------------
Thompson Dean

/S MARK MICHAELS                Director
------------------------
Mark Michaels

/S/ HUGH KIRKPATRICK            Director
------------------------
Hugh Kirkpatrick

                                Director
------------------------
Roger L. Barnett

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report or proxy material has been or is expected to be sent to security holders of the registrants.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANACIAL STATEMENTS OF AKI HOLDING CORP.:

Report of Independent Accountants........................................... F-2

Report of Independent Accountants........................................... F-3

Consolidated Balance Sheets at June 30, 1998 and 1999....................... F-4

Consolidated  Statements of Operations for the year ended June 30, 1997 and for the period from July 1, 1997 through December 15, 1997 and for the period from December 16, 1997 through June 30, 1998 and for the year ended June 30, 1999.............. F-5

Consolidated  Statements of Changes in  Stockholder(s)  Equity for the year ended June 30, 1997 and for the period from July 1, 1997 through December 15, 1997 and for the period from December 16, 1997 through
    June 30, 1998 and for the year ended
    June 30, 1999........................................................... F-6

Consolidated  Statements of Cash Flows for the year ended June 30, 1997 and for the period from July 1, 1997 through December 15, 1997 and for the period from December 16, 1997 through June 30, 1998 and for the year ended June 30, 1999.............. F-7

Notes to Consolidated Financial Statements.................................. F-8

CONSOLIDATED FINANACIAL STATEMENTS OF AKI, INC.:

Report of Independent Accountants...........................................F-31

Report of Independent Accountants...........................................F-32

Consolidated Balance Sheets at June 30, 1998 and 1999.......................F-33

Consolidated  Statements of Operations for the year ended June 30, 1997 and for the period from July 1, 1997 through December 15, 1997 and for the period from December 16, 1997 through June 30, 1998 and for the year ended June 30, 1999..............F-34

Consolidated  Statements of Changes in  Stockholder(s)  Equity for the year ended June 30, 1997 and for the period from July 1, 1997 through December 15, 1997 and for the period from December 16, 1997 through
    June 30, 1998 and for the year
    ended June 30, 1999.....................................................F-35

Consolidated  Statements of Cash Flows for the year ended June 30, 1997 and for the period from July 1, 1997 through December 15, 1997 and for the period from December 16, 1997 through June 30, 1998 and for the year ended June 30, 1999..............F-36

Notes to Consolidated Financial Statements..................................F-37

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of AKI Holding Corp. and Subsidiaries

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of AKI Holding Corp. (a wholly-owned subsidiary of AHC I Acquisition Corp.) and Subsidiaries (the "Successor"), at June 30, 1998 and 1999, and the results of their operations and their cash flows for the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
Nashville, Tennessee
July 31, 1999 except for Note 19
which is as of September 15, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of AKI Holding Corp. and Subsidiaries

     In our opinion, the accompanying consolidated statements of operations, of changes in stockholders' equity and of cash flows of Arcade Holding Corporation and Subsidiaries (the "Predecessor") present fairly, in all material respects, the results of their operations and their cash flows for the year ended June 30, 1997 and the period from July 1, 1997 through December 15, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Nashville, Tennessee
July 31, 1998



                                        AKI HOLDING CORP. AND SUBSIDIARIES
                              (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                                            CONSOLIDATED BALANCE SHEETS
                                 (dollars in thousands, except share information)



              The accompanying notes are an integral part of these consolidated financial statements.


                                                                                              Successor
                                                                                              ---------
                                                                                   June 30, 1998    June 30, 1999
                                                                                   -------------    -------------


ASSETS
Current assets
Cash and cash equivalents.....................................                      $     3,842      $     7,015
Accounts receivable, net......................................                           13,550           16,287
Inventory.....................................................                            2,078            5,109
Income tax refund receivable..................................                            5,155               32
Prepaid expenses..............................................                              379              452
Deferred income taxes.........................................                              827              400
                                                                                    -----------      -----------
      Total current assets....................................                           25,831           29,295

Property, plant and equipment, net............................                           18,936           18,511
Goodwill, net ................................................                          151,842          147,990
Deferred charges, net.........................................                            6,535            6,839
Other intangible assets, net..................................                            7,289            6,560
Deferred income taxes.........................................                            3,888            4,338
Other assets..................................................                              200               46
                                                                                    -----------      -----------
      Total assets............................................                      $   214,521      $   213,579
                                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations..................                      $       609      $       688
Current portion of other notes payable........................                            1,330                -
Accounts payable, trade.......................................                            4,293            3,400
Accrued income taxes..........................................                              100              497
Accrued compensation..........................................                            2,497            2,527
Accrued interest..............................................                              167            6,047
Accrued expenses..............................................                            1,789            1,283
                                                                                    -----------      -----------
      Total current liabilities...............................                           10,785           14,442

Long-term portion of capital lease obligations................                            1,489            1,349
Senior notes..................................................                          115,000          115,000
Senior discount debentures....................................                           26,020           29,651
Deferred income taxes.........................................                            4,143            3,340
                                                                                    -----------      -----------
      Total liabilities.......................................                          157,437          163,782

Commitments and contingencies (see Note 14)

Stockholder's equity
Common stock, $0.01 par, 1,000 shares authorized; 1,000
    shares issued and outstanding at June 30, 1998 and June 30, 1999                          -                -
Additional paid-in capital....................................                           78,364           78,364
Accumulated deficit...........................................                           (5,493)         (12,472)
Accumulated other comprehensive loss..........................                              (57)            (365)
Carryover basis adjustment....................................                          (15,730)         (15,730)
                                                                                    -----------      ------------
      Total stockholder's equity..............................                           57,084           49,797
                                                                                    -----------      -----------
      Total liabilities and stockholder's equity..............                      $   214,521      $   213,579
                                                                                    ===========      ===========


        The accompanying notes are an integral part of these consolidated financial statements.



                                        AKI HOLDING CORP. AND SUBSIDIARIES
                              (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (dollars in thousands)



                                                                   Predecessor                     Successor
                                                                   -----------                     ---------
                                                                             July 1,     December 16,
                                                                              1997           1997
                                                           Year Ended        through        through      Year Ended
                                                            June 30,      December 15,     June 30,       June 30,
                                                              1997            1997           1998           1999
                                                              ----            ----           ----           ----




Net sales.................................                  $  77,723      $  35,186      $  36,066       $  85,967
Cost of goods sold........................                     49,467         22,809         24,518          55,199
                                                            ---------      ---------      ---------       ---------
     Gross profit.........................                     28,256         12,377         11,548          30,768

Selling, general and administrative expenses                   13,333          5,703          5,587          14,500
Amortization of goodwill
   and other intangible assets............                      1,234            568          2,101           4,606
                                                            ---------      ---------      ---------       ---------

     Income from operations...............                     13,689          6,106          3,860          11,662

Other expenses (income):
   Interest expense to stockholder(s) and
      affiliate...........................                      5,196          2,143         10,785               -
   Interest expense, other................                      1,007            503            542          16,740
   Management fees to stockholders........
     and affiliate........................                        470            215            125             250
   Other, net.............................                       (101)            11            (47)            128
                                                            ---------      ---------      ---------       ---------

     Income (loss) before income taxes....                      7,117          3,234         (7,545)         (5,456)

Income tax expense (benefit)..............                      3,135          1,441         (2,052)           (340)
                                                            ---------      ---------      ---------       ----------

     Net income (loss)....................                  $   3,982      $   1,793      $  (5,493)      $  (5,116)
                                                            =========      =========      =========       =========







                                        AKI HOLDING CORP. AND SUBSIDIARIES
                              (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER(S) EQUITY
                                 (dollars in thousands, except share information)



                                                                     Retained    Accumulated
                                                Additional  Stock    Earnings       Other      Carryover
                                Common  Stock    Paid-in Purchase  (Accumulated Comprehensive    Basis
                                Shares  Amount   Capital Warrants    Deficit)       Loss      Adjustment    Total
                                ------  ------   ----------------    -------        ----      ----------    -----

                                                                      Predecessor
                                                                      -----------

Balances, June 30, 1996.......  48,000  $     1  $4,889   $1,923     $  1,199     $    (80)    $       -  $   7,932
Net Income....................       -        -       -        -        3,982            -             -      3,982
Other comprehensive income, net
  of tax:
    Foreign currency translation
      adjustment..............       -        -       -        -            -          (73)            -        (73)
                                                                                                          ----------
Comprehensive income..........                                                                                3,909
Preferred stock dividend......       -        -       -        -         (616)           -             -       (616)
                               -------  -------  ------   ------     --------     --------     ---------  ---------

Balances, June 30, 1997.......  48,000        1   4,889    1,923        4,565         (153)            -     11,225
Net income....................       -        -       -        -        1,793            -             -      1,793
Other comprehensive income, net
  of  tax :
    Foreign currency translation
      adjustment..............       -        -       -        -            -          (19)            -        (19)
                                                                                                          ----------
Comprehensive income..........                                                                                1,774
Preferred stock dividend......       -        -       -        -         (283)           -             -       (283)
                               -------  -------  ------   ------     --------     --------     ---------  ---------

Balances, December 15, 1997...  48,000  $     1  $4,889   $1,923     $  6,075     $   (172)    $       -  $  12,716
                               =======  =======  ======   ======     ========     ========     =========  =========


___________________________________________________________________________________________________________________

                                                                       Successor
                                                                       ---------


Balances, December 16, 1997...       -  $     - $     -   $    -     $      -     $      -     $       -  $       -
Initial capitalization           1,000        -  78,364        -            -            -             -     78,364
  (see Note 13)...............
Carryover basis adjustment....       -        -       -        -            -            -       (15,730)   (15,730)
Net loss......................       -        -       -        -       (5,493)           -             -     (5,493)
Other comprehensive loss, net
  of tax:
    Foreign currency translation
      adjustment..............       -        -       -        -            -          (57)            -        (57)
                                                                                                          ----------
Comprehensive loss............                                                                               (5,550)
                               -------  -------  ------   ------     --------     --------     ---------  ---------

Balances, June 30, 1998.......   1,000        -  78,364        -       (5,493)         (57)      (15,730)    57,084
Net loss......................       -        -       -        -       (5,116)           -             -     (5,116)
Other comprehensive loss, net of tax:
    Foreign currency translation
      adjustment..............       -        -       -        -            -         (308)            -       (308)
                                                                                                          ----------
Comprehensive loss............                                                                               (5,424)
Dividend to AHC I Acquisition Corp.  -        -       -        -       (1,863)           -             -     (1,863)
                                   ---      ---    ----   ------     --------     --------     ---------  ----------


Balances, June 30, 1999.......   1,000  $     - $78,364   $    -     $(12,472)    $   (365)    $ (15,730) $  49,797
                               =======  ======= =======   ======     ========     =========    =========  =========




      The accompanying notes are an integral part of these consolidated financial statements.



                                        AKI HOLDING CORP. AND SUBSIDIARIES
                              (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (dollars in thousands)



                                                             Predecessor                         Successor
                                                             -----------                         ---------
                                                                       July 1,         December 16,
                                                        Year             1997              1997             Year
                                                        ended           through           through           ended
                                                      June 30,       December 15,         June 30,        June 30,
                                                        1997             1997              1998             1999
                                                        ----             ----              ----             ----
Cash flows from operating activities:
   Net income (loss).....................            $   3,982         $   1,793        $  (5,493)       $   (5,116)
   Adjustment to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     Depreciation and amortization of goodwill
       and other intangibles.............                5,084             2,456            3,954             8,487
     Amortization of debt discount.......                  560               233              139             3,631
     Amortization of loan closing costs..                  258               101            3,808               727
     Deferred income taxes...............                 (297)             (460)          (2,035)             (544)
          Gain on sale of equipment......                    -                 -                -               (50)
     Other...............................                 (138)              (18)             (57)             (308)
     Changes in operating assets and liabilities:
       Accounts receivable...............                2,546             1,153           (4,562)           (2,737)
       Inventory.........................                 (550)               69              543            (3,031)
       Prepaid expenses, deferred charges and
         other assets....................                 (101)              (62)            (453)             (975)
       Income taxes......................               (1,163)              699              767             5,238
       Accounts payable and accrued expenses            (1,239)           (1,036)          (5,432)            4,511
                                                     ---------         ---------           ------            ------


       Net cash provided by (used in) operating
         activities......................                8,942             4,928           (8,821)            9,833
                                                     ---------         ---------        ---------         ---------

Cash flows from investing activities:
   Purchases of equipment................               (2,462)             (807)            (514)           (2,856)
   Proceeds from sale of equipment.......                   38                 -                -                50
   Payments for acquisitions, net of cash acquired           -                 -         (141,403)                -
                                                       -------         ---------        ---------         ---------

       Net cash used in investing activities            (2,424)             (807)        (141,917)           (2,806)
                                                     ---------         ---------        ---------         ---------

Cash flows from financing activities:
   Payments under capital leases for equipment          (2,359)             (249)            (308)             (661)
   Net proceeds (repayments) on line of credit           4,338             2,362           (6,700)                -
   Proceeds from issuance of senior increasing rate
      notes, net of offering costs.......                    -                 -          119,735                 -
   Payments on senior increasing rate notes                  -                 -         (123,500)                -
   Proceeds from issuance of senior notes, net
     of offering costs...................                    -                 -          110,158                 -
   Proceeds from issuance of senior discount
     debentures, net of offering costs...                    -                 -           24,699                 -
   Proceeds from issuance of common stock                    -                 -           76,001                 -
   Redemption of preferred stock.........                    -                 -           (8,678)                -
   Repayment of loans payable to stockholder            (7,004)           (1,851)         (36,649)                -
   Repayment of other notes payable......               (1,200)              (50)             (50)           (1,330)
   Dividends paid on preferred stock.....                 (616)             (155)            (128)                -
     Dividend paid to AHC I Acquisition Corp.                -                 -                -            (1,863)
                                                    ----------          --------        ---------         ---------

     Net cash provided by (used in)
       financing activities..............               (6,841)               57          154,580            (3,854)
                                                     ---------         ---------        ---------         ---------

Net increase (decrease) in cash and cash equivalents      (323)            4,178            3,842             3,173
Cash and cash equivalents, beginning of period             626               303                -             3,842
                                                     ---------          --------        ---------         ---------
Cash and cash equivalents, end of period.            $     303         $   4,481        $  3,842          $   7,015
                                                     =========         =========        ========          =========


Supplemental information:
   Cash paid (received) during the period for:
         Interest to stockholder(s)......            $   4,559         $   1,146        $  11,503         $       -
     Interest, other.....................                  917               459              214             6,512
     Income taxes........................                4,594             1,222             (784)           (5,123)

Significant non-cash activities:
   Assets acquired under capital lease...            $       -         $       -        $       -         $     600

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

1.   ORGANIZATION AND BUSINESS

         Arcade Holding Corporation (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of Arcade, Inc. ("Arcade") on November 4, 1993. Arcade is engaged in interactive advertising for consumer products companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee facilities, and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L. As more fully described in Note 3, DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("Acquisition Corp.") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor. On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor and then merged with and into the Predecessor and the combined entity assumed the name AKI, Inc. and Subsidiaries ("AKI"). Subsequent to the Acquisition, Acquisition Corp. contributed $1 and all of its ownership interest in AKI to AKI Holding Corp. ("Holding," the "Successor" or the "Company") for all of the outstanding equity of Holding.

         Unless otherwise indicated, all references to years refer to the Predecessor's, AKI's and Holding's fiscal year, June 30.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

         The accompanying consolidated financial statements include the accounts
     of  the  Company  and  its  wholly  owned  subsidiaries.   All  significant
     intercompany transactions have been eliminated.

     Reclassification

         Certain prior year amounts have been reclassified to conform with the current year presentation.

     Cash and Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Concentration of Credit Risk

         The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; in addition, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company grants credit terms in the normal course of business to its customers and as part of its ongoing procedures, the Company monitors the credit worthiness of its customers. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk attendant in its business.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Two customers accounted for 23.5% and 35.3% of the Predecessor's net sales during the year ended June 30, 1997 and the period from July 1, 1997 through December 15, 1997, respectively. One customer accounted for 13.3% of net sales during the period from December 16, 1997 through June 30, 1998. Two customers accounted for 26.8% of net sales during the year ended June 30, 1999.

     Concentration of Purchasing

         Products accounting for a majority of the Company's net sales utilize specific grades of paper that are produced exclusively for the Company by one domestic supplier. The Company does not have a purchase agreement with the supplier and is not aware of any other suppliers of these specific grades of paper. These products can be manufactured using other grades of paper; however, the Company believes these specific grades of paper provide the Company with an advantage over its competitors. The Company is currently researching methods of replicating the advantages of these specific grades of paper with other grades of paper available from multiple suppliers. Until such methods are developed, a loss of supply of these specific grades of paper and the resulting competitive advantage could cause a possible loss of sales which could adversely affect operating results.

     Revenue Recognition and Accounts Receivable

         Product sales are recognized upon shipment, net of estimated discounts. Accounts receivable are accounted for net of allowances for doubtful accounts.

     Inventory

         Paper inventory is stated at the lower of cost or market using the last-in, first-out (LIFO) method; all other inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

     Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Expenditures that extend the economic lives or improve the efficiency of equipment are capitalized. The costs of maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded.

         Depreciation is computed using the straight-line method based on the estimated useful lives of the assets as indicated in Note 6 for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the lease term.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Goodwill

         The aggregate purchase price of business acquisitions was allocated to the assets and liabilities of the acquired companies based on their respective fair values as of the acquisition dates. Goodwill represents the excess purchase price paid over the fair value of net identifiable assets acquired and is amortized over forty years using the straight-line method. Accumulated amortization was $2,087 and $5,939 at June 30, 1998 and June 30, 1999, respectively.

         Management periodically reviews the value of its goodwill and other long-lived assets to determine if an impairment has occurred. The potential impairment of recorded goodwill and other long-lived assets is measured by the undiscounted value of expected future operating cash flows in relation to its net capital investment. Based on its review, management does not believe that an impairment of its goodwill or its other long-lived assets has occurred.

     Deferred Charges

         Deferred charges are primarily comprised of debt issuance costs which are being amortized using the effective interest method over the terms of the related debt. Such costs are included in the accompanying consolidated balance sheets, net of accumulated amortization.

     Other Intangible Assets

         Other intangible assets include a covenant not to compete and other intangible assets resulting from the acquisition of the fragrance sampling business of Minnesota Mining and Manufacturing Company ("3M") (see Note 3) in June 1998 and are being amortized over ten years using the straight-line method. Accumulated amortization related to these intangibles was $729 at June 30, 1999.

     Fair Value of Financial Instruments

         SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," requires the disclosure of the fair value of financial instruments, for assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The fair value of the Company's Senior Notes and Senior Discount Debentures, as determined from quoted market prices, was $112,000 and $22,508, respectively, at June 30, 1999 compared to a carrying value of $115,000 and $29,651, respectively, as of the same date. The carrying value of the Senior Notes and Senior Discount Debentures approximated fair value at June 30, 1998. The carrying value of all other financial instruments approximated fair value at June 30, 1998 and June 30, 1999.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Foreign Currency Transactions

          Gains and losses on foreign currency transactions with third parties have been included in the determination of net income in accordance with SFAS No. 52, "Foreign Currency Translation." Foreign currency losses and (gains) amounted to $387, $(44), $(52) and $91 for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively.

     Research and Development Expenses

          Research and development expenditures are charged to selling, general and administrative expenses in the period incurred. Research and development expenses totaled $1,263, $664, $717 and $1,136 for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and for the year ended June 30, 1999, respectively.

     Income Taxes

          Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are recognized at the applicable income tax rates based upon future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Comprehensive Income (Loss)

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") on July 1, 1998. This statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. This statement also requires that comparative information for earlier periods be reclassified. As the Company only has two items of comprehensive income, net income and foreign currency translations, adoption of this statement did not have a material effect upon the Company's financial position or results of operations.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


3.   SIGNIFICANT ACQUISITIONS

         DLJMBII and certain members of the Predecessor organized Acquisition Corp. and Merger Corp. for purposes of acquiring the Predecessor. Merger Corp. was a wholly-owned subsidiary of Acquisition Corp. and was initially capitalized by Acquisition Corp. with an equity contribution of $78,363, comprised of $76,000 of cash (see Note 12) and $2,363 of non-cash consideration in the form of an option to purchase Senior Preferred Stock of Acquisition Corp. (see Note 17). Immediately following this equity contribution, Merger Corp. issued $123,500 of senior increasing rate notes (the "Bridge Loans") to an entity with an ownership interest in Acquisition Corp. The Bridge Loans had a stated maturity of December 15, 1998 and had an interest rate equal to the greater of (i) 10.0% per annum and (ii) a daily floating rate of prime plus 2.25% plus an additional percentage amount equal to (a) 1.0% from and including the interest payment date on June 15, 1998 or (b) 1.5% from and including the interest payment date on September 15, 1998. Merger Corp. received cash proceeds from the issuance of the Bridge Loans of $119,735, net of $3,765 of associated debt issuance costs.

         On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor (the "Acquisition") for a total cost of $197,730 which consisted of $138,634 cash paid for equity interests and direct acquisitions costs, $2,363 in non-cash consideration in the form of an option to purchase Senior Preferred Stock of Acquisition Corp. (see Note
     17) and the assumption of $56,733 in debt, preferred stock and related interest and dividends, including a capital lease obligation. Included in the amount of direct acquisition costs was approximately $2,022 paid to an entity that has an ownership interest in Acquisition Corp. Merger Corp. then merged with and into the Predecessor and the combined entity assumed the name AKI. Subsequent to the Acquisition, Acquisition Corp. contributed $1 of cash and all of its ownership interest in AKI to Holding for all of the outstanding equity of Holding. Since all companies are under common control and since Holding and Acquisition Corp. have no operations other than those related to AKI, the contribution was accounted for as if it were a pooling of interests.

         The Acquisition was accounted for using the purchase method of accounting. In accordance with the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board in Issue 88-16, "Basis in Leveraged Buyout Transactions," the purchase price allocation required an adjustment for the continuing interest attributable to management's ownership interest in the Predecessor carried over in connection with the Acquisition. As a result, a reduction in stockholders' equity of $15,730 was recorded which represents the difference between the fair value of the Company's assets and the related book value attributable to the interest of the continuing shareholders' investment in the Predecessor. The remaining purchase price has been allocated to assets and liabilities based upon estimates of their respective fair value as determined by management and third-party appraisals with respect to property, plant and equipment.

         In connection with the Acquisition, the Company repaid the outstanding balance and related interest of the Predecessor's loans payable to a shareholder of $37,374, the outstanding balance and related interest of the Predecessor's line of credit of $6,278 and the outstanding balance and related dividends on the Predecessor's preferred stock of $8,806.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


3.   SIGNIFICANT ACQUISITIONS (Continued)

     The following shows the acquisition costs and the allocation of the purchase price:

Acquisition costs
     Cash paid for stock..........................................  $   134,403
     Direct acquisition costs.....................................        4,231
                                                                    -----------
                                                                        138,634
     Non-cash consideration for stock
       in the form of an option to purchase Senior
       Preferred Stock of Acquisition Corp. (see Note 17).........        2,363
                                                                    -----------

     Total.......................................................       140,997
     Less--Carryover basis adjustment............................       (15,730)
                                                                    -----------

     Purchase price to be allocated..............................   $   125,267
                                                                    ===========

Summary allocation of purchase price
     Cash........................................................   $     4,481
     Other current assets........................................        17,782
     Property, plant and equipment...............................        20,132
     Deferred income taxes.......................................         2,953
     Other assets................................................           329
     Goodwill....................................................       153,929
                                                                    -----------

     Total allocation to assets..................................   $   199,606
                                                                    ===========

     Current liabilities.........................................   $    13,190
     Long-term debt (including current portion) and related interest     47,927
     Deferred income taxes..........................................      4,416
     Preferred stock and related dividends..........................      8,806
                                                                    -----------

     Total liabilities assumed..................................... $    74,339
                                                                    ===========


           Included in cash paid for stock of $134,403 is $19,342 related to the purchase and retirement of 11,201 options of the Predecessor. In addition, the non-cash consideration for stock of $2,363 was incurred to acquire and retire the remaining 1,370 options of the Predecessor (see Note 17).

            On June 22, 1998, the Company acquired (the "3M Acquisition") the fragrance sampling business of the Industrial and Consumer Products division of 3M for approximately $7,250 in cash and the assumption of liabilities of approximately $182. The only tangible assets acquired were approximately $143 of equipment. The acquisition was accounted for using the purchase method of accounting and resulted in assigning value to certain intangible assets, including a covenant not to compete, totaling approximately $7,289 which are being amortized on a straight line basis over a period of 10 years.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


3.   SIGNIFICANT ACQUISITIONS (Continued)

         Unaudited pro forma results for the Company assuming the Acquisition, the 3M Acquisition and the Refinancing had occurred as of the beginning of each applicable fiscal year are presented below:

                                          Unaudited Pro Forma Results
                                               for the Year Ended
                                               ------------------

                                             June 30,       June 30,
                                               1997           1998
                                               ----           ----

         Net sales.......................   $  87,771       $ 81,831
         Income from operations..........       9,565          5,838
         Interest expense, net...........      16,640         16,730
         Net loss........................      (6,102)        (8,573)

         On June 25, 1998, the Bridge Loans were repaid, without penalty, with the proceeds from the Senior Note offering (see Note 9) and the Senior Discount Debenture offering (see Note 10) (collectively, the "Refinancing"). Contemporaneous with the repayment of the Bridge Loans, the Company wrote-off the unamortized balance of debt issuance costs associated with the Bridge Loans of $1,795 to interest expense.

4.       ACCOUNTS RECEIVABLE

     The following table details the components of accounts receivable:

                                                   June 30,         June 30,
                                                     1998           1999
                                                     ----           ----

         Trade accounts receivable.............. $  13,782       $ 16,349
         Allowance for doubtful accounts........      (277)          (251)
                                                 ----------      ---------
                                                    13,505         16,098
         Other accounts receivable..............        45            189
                                                 ---------       --------

                                                 $  13,550       $ 16,287
                                                 =========       ========

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


5.   INVENTORY

     The following table details the components of inventory:

                                                         June 30,       June 30,
                                                           1998           1999
                                                           ----           ----
         Raw materials
           Paper....................................    $     556       $  1,088
           Other raw materials......................        1,024          2,328
                                                        ---------       --------
              Total raw materials...................        1,580          3,416
         Work in process............................          498          1,693
                                                        ---------       --------

         Total inventory............................    $   2,078       $  5,109
                                                        =========       ========

         The difference between the carrying value of paper inventory using the FIFO method as compared to the LIFO method was not significant at June 30, 1998 or June 30, 1999.

6.       PROPERTY, PLANT AND EQUIPMENT

         The following table details the components of property, plant and equipment as well as their estimated useful lives:

                                           Estimated      June 30,     June 30,
                                         Useful Lives       1998          1999
                                         ------------       ----          ----

         Land...........................                $     256      $    258
         Building....................... 7 - 15 years       1,048         1,648
         Leasehold improvements......... 1 -  3 years         153           579
         Machinery and equipment........ 5 -  7 years      17,146        19,483
         Furniture and fixtures......... 3 -  5 years       1,634         2,084
         Construction in progress.......                      552           193
                                                        ---------      --------
                                                           20,789        24,245
         Accumulated depreciation.......                   (1,853)       (5,734)
                                                        ---------     ---------
                                                         $ 18,936     $  18,511
                                                        =========     =========

         Depreciation expense amounted to $3,850, $1,888, $1,853 and $3,881 for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)



6.   PROPERTY, PLANT AND EQUIPMENT (Continued)

         Property held under capital lease is included in the respective property, plant and equipment category as follows:

                                                    June 30,       June 30,
                                                     1999           1998
                                                     ----           ----

         Machinery and equipment.................. $   3,000       $  3,000
         Building.................................         -            600
                                                   ---------       --------
                                                       3,000          3,600
         Less accumulated depreciation............      (275)          (790)
                                                   ---------       ---------
                                                   $   2,725       $  2,810
                                                   =========       ========


         Depreciation of assets under capital lease totaled $633, $232, $275 and $515 for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively. Future minimum lease payments under the remaining lease are as follows:

                                                         Payment       Interest

                           2000......................  $     884       $    197
                           2001......................        948            100
                           2002......................        529             27
                                                       ---------       --------

                                                       $   2,361       $    324
                                                       =========       ========

7.       LINE OF CREDIT

         On April 30, 1996, the Predecessor entered into a line of credit agreement (the "Credit Agreement"), which was amended on December 12, 1997, in connection with the Acquisition, and amended again on September 30, 1998. The Credit Agreement provides for a revolving loan commitment up to a maximum of $20,000 and expires on December 31, 2002. Borrowings are limited to a borrowing base consisting of accounts receivable, inventory and property, plant and equipment which serve as collateral for the borrowings. As of June 30, 1999, the Company's borrowing base was approximately $17,500. Interest on amounts borrowed accrue at a floating rate based upon either prime or LIBOR (9.25% and 8.50% at June 30, 1998 and June 30, 1999, respectively). The weighted average interest rate on the outstanding balance under the Credit Agreement was 9.31%, 9.50%, 9.25% and 8.51% for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


7.   LINE OF CREDIT (Continued)

         The Company is required to pay commitment fees on the unused portion of the revolving loan commitment at a rate of approximately 0.5% per annum. In addition, the Company is required to pay fees equal to 2.5% of the average daily outstanding amount of lender guarantees. The Company had $600 of lender guarantees outstanding at June 30, 1998 and June 30, 1999. These fees totaled $109, $30, $59 and $111 for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively. The Credit Agreement contains certain financial covenants and other restrictions including restrictions on additional indebtedness and restrictions on the payment of dividends.

         As of June 30, 1999, the Company was in compliance with all debt covenants. However, the Company expects to be in violation of certain loan covenants in Fiscal 2000. Management expects to obtain loan amendments and/or waivers in Fiscal 2000 with respect to such covenants. If management is unable to obtain loan amendments and/or waivers in Fiscal 2000, the Company may need to seek additional sources of financing.

8.   LOANS PAYABLE TO STOCKHOLDER

         The Predecessor entered into a Senior Loan Agreement and two Subordinated Loan Agreements (collectively, the "Loan Agreements") with a party that had owned the Predecessor's preferred stock and a significant portion of its common stock. The Loan Agreements were collateralized by substantially all the assets of the Predecessor. The Loan Agreements limited the Predecessor's ability to incur additional indebtedness, pay dividends and purchase fixed assets. Additionally, the Loan Agreements required that certain financial covenants be maintained. The Predecessor was not in compliance with all such covenants at June 30, 1997. However, this debt was subsequently retired upon the acquisition of the Predecessor as discussed in Note 3. All amounts borrowed under the Senior Loan Agreement bore interest at prime plus 1.50%.

         The Predecessor borrowed $30,000 under the Subordinated Loan Agreements, of which $23,000 was designated as Loan I and $7,000 was designated as Loan II. Loan I bore interest, payable quarterly, at 12% until November 4, 1998, and then would have converted to prime plus 4%. Loan II bore interest, payable quarterly, at 7%. The outstanding amount of the subordinated loans was net of unamortized debt discounts, which were being amortized over the term of the related loan.

         In connection with Loan II, the Predecessor issued a warrant to purchase 19,233 shares of common stock at $0.05 per share. The warrant was exercisable until November 4, 2003. The Predecessor valued the warrants at $100 each based on the fair market value of a share of the underlying common stock resulting from a sale with a third party. In connection with the warrant issued, the Predecessor recorded a debt discount of $1,923. In connection with the sale of the Predecessor on December 15, 1997 (see Note
     3), all outstanding warrants were purchased from the holder by the buyer of the Predecessor and retired.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


9.   SENIOR NOTES

         On June 25, 1998, AKI completed a private placement of $115,000 of Senior Notes (the "Senior Notes"). The Senior Notes are general unsecured obligations of AKI and bear interest at 10.5% per annum, payable semi-annually on January 1 and July 1. The Senior Notes mature on July 1, 2008 and may be redeemed at the option of AKI, in whole or in part, at any time on or after July 1, 2003 at a price equal to 105.25% of the outstanding principal balance plus accrued and unpaid interest. The placement of the Senior Notes yielded AKI net proceeds of $110,158 after deducting offering expenses of $4,842, including $3,450 of underwriting fees paid to an affiliate of the stockholder. The Senior Notes are redeemable at the option of the Company, in whole or part, at any time after July 1, 2003 at a price of up to 105.25% of the outstanding principal balance plus accrued and unpaid interest. Prior to July 1, 2003, AKI is permitted to repurchase up to 35% of the Senior Notes at a redemption price equal to 110.5% of the aggregate principal amount plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. The Senior Notes contain certain customary covenants including restrictions on the declaration and payment of dividends by AKI to Holding and limitations on the incurrence of additional indebtedness. On December 22, 1998, AKI completed the registration of its Senior Notes with the Securities and Exchange Commission.

10.      SENIOR DISCOUNT DEBENTURES

         On June 25, 1998, Holding completed a private placement of Senior Discount Debentures (the "Debentures") with a stated value of $50,000. The Debentures are general unsecured obligations of Holding and mature on July 1, 2009. The Debentures do not accrue or pay interest until July 1, 2003 and were issued with an original issuance discount of $24,038. The placement of the Debentures yielded the Company net proceeds of $24,699 after deducting offering expenses of $1,263, including $1,038 of underwriting fees paid to an affiliate of the stockholder. The original issuance discount of $24,038 on the Debentures is being accreted from issuance through July 1, 2003 at an effective rate of 13.5% per annum. The unamortized balance of the original issuance discount was $23,980 and $20,349 at June 30, 1998 and June 30, 1999, respectively. After July 1, 2003, the Debentures will accrue interest at a rate of 13.5% per annum, payable semi-annually, commencing January 1, 2004. The Debentures are redeemable at the option of Holding, in whole or in part, at any time on or after July 1, 2003 at a price up to 106.75% of the outstanding principal balance plus accrued and unpaid interest. Prior to July 1, 2003, Holding is permitted to repurchase up to 35% of the aggregate principal amount at maturity of the Debentures originally issued at a redemption price equal to 113.5% of the accreted value of the Debentures with the net proceeds of one or more public equity offerings. The Debentures contain certain customary covenants including restrictions on the declaration and payment of dividends and limitations on the incurrence of additional indebtedness. On December 22, 1998, the Company completed the registration of its Senior Discount Debentures with the Securities and Exchange Commission.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

11.  OTHER NOTES PAYABLE

         On June 9, 1995, the Predecessor acquired all of the issued and outstanding stock of Scent Seal Inc. ("Scent Seal"). The acquisition of Scent Seal did not have a material impact on the financial position or results of operations of the Predecessor and was accounted for as a purchase transaction whereby the purchase cost was allocated to the fair value of the net assets acquired. In connection with the acquisition of Scent Seal, the Predecessor issued $3,627 in noninterest bearing promissory notes (the "Notes") to an employee of the Predecessor who was previously a Scent Seal stockholder. The Predecessor recorded a debt discount of $649 in connection with the issuance of the Notes to reflect an effective interest rate of 10%. The discount was being amortized over the term of the Notes.

         Under certain provisions of the Scent Seal acquisition agreement, the Company was permitted to reduce the outstanding principal balance of the Notes based upon the ultimate realization of assets acquired and settlement of liabilities assumed. In June 1998, the Company reached a settlement with the holder of the Notes under these provisions which resulted in the reduction of the outstanding principal balance of the Notes of $120. The remaining principal balance of the Notes of $1,330 was repaid in July 1998 in accordance with the terms of the Notes.

12.  REDEEMABLE PREFERRED STOCK OF THE PREDECESSOR

         In connection with the 1993 acquisition of Arcade, the Predecessor authorized and issued 8,000 shares of 7% cumulative, $1 par value redeemable preferred stock at $1,000 per share. The redeemable preferred stock prohibited the Predecessor from acquiring its common stock as long as the preferred stock was outstanding and restricted the payment of common stock dividends. Accrued and unpaid dividends of $678 accrued through December 31, 1994, were added to the outstanding balance. The redeemable preferred stock would have been redeemable on December 31, 2001, at liquidation value of $1,000 per share plus accrued and unpaid dividends. In conjunction with the sale of the Predecessor on December 15, 1997 (see Note
     3), all outstanding redeemable preferred stock was redeemed at $1,000 per share plus accrued and unpaid dividends.

13.  INITIAL CAPITALIZATION

         In conjunction with the Acquisition, Acquisition Corp. issued $30,000 of Floating Rate Notes, $50,279 of Manditorily Redeemable Senior Preferred Stock (the "Senior Preferred Stock") and $1,111 of its Common Stock. The Floating Rate Notes were issued with an original issuance discount of $5,389 and bear interest at a rate equal to the rate in effect on the Bridge Loans (see Note 3) plus 2.50%. After the completion of the Refinancing (see Note 3) on June 25, 1998, the Floating Rate Notes bear interest at 15% per annum. Interest is payable quarterly and can be settled through the issuance of additional Floating Rate Notes through maturity at the discretion of Acquisition Corp. The original issuance discount of $5,389 is being amortized using the effective interest method over the life of the Floating Rate Notes. The unamortized balance of the original issuance discount was $5,152 and $4,470 at June 30, 1998 and June 30, 1999, respectively. The Floating Rate Notes mature on December 15, 2009 and are held by affiliates of the primary shareholder of Acquisition Corp. The Senior Preferred Stock accretes in value at 15% per annum and must be redeemed by December 15, 2012. The Floating Rate Notes and Senior Preferred Stock are general unsecured obligations of Acquisition Corp.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


13.  INITIAL CAPITALIZATION (Continued)

         The cash proceeds from the issuance of the Floating Rate Notes, Senior Preferred Stock and Common Stock of approximately $76,000 and a Manditorily Redeemable Senior Preferred Stock Option of $2,363 (see Note 17) were contributed by Acquisition Corp. to AKI in exchange for 1,000 shares of AKI's Common Stock. Subsequent to the capitalization of AKI, Acquisition Corp. contributed $1 of cash and all of its ownership interest in AKI to Holding for all of the outstanding equity of Holding.

         Acquisition Corp. has no other operations other than the Company. Absent addition financing by Acquisition Corp., the Company's operations represent the only current source of funds available to service the Floating Rate Notes and Manditorily Redeemable Senior Preferred Stock; however, the Company is not obligated to pay or otherwise guarantee the Floating Rate Notes and Manditorily Redeemable Senior Preferred Stock.

14.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

         Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense was $443, $192, $198 and $338 for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively. Future minimum lease payments under these leases are as follows:

                                         2000..............  $    162
                                         2001..............       138
                                                             --------

                                                             $    300
                                                             ========

     Royalty Agreements

           Royalty agreements are maintained for certain technologies used in the manufacture of certain products. Under the terms of one royalty agreement, payments are required based on a percentage of net sales of those products manufactured with the specific technology, or a minimum of $500 per year. This agreement expires in 2003 or when a total of $12,500 in cumulative royalty payments has been paid. The Company expensed $761, $437, $516 and $500 under this agreement for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively. The Company has paid $4,576 in cumulative royalty payments under this agreement through June 30, 1999.

         Under the terms of another agreement, royalty payments are required based on the number of products sold that were manufactured with the specific licensed technology, or a minimum payment per year. These minimum payments for years after fiscal 1999 are $625 through the expiration of the agreement in 2012. The Company expensed $475, $241, $284 and $575 under this agreement for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)



14.  COMMITMENTS AND CONTINGENCIES (Continued)

     Employment Agreements

         The Company has employment agreements with certain officers with terms through February 1, 2002. Such agreements provide for base salaries totaling $825 per year. One officer has an incentive bonus of up to 200% of base salary which is payable if certain financial and management goals are attained and certain other incentive payments. One of the employment agreements also provides severance benefits of up to two years of base salary if the officer's services are terminated under certain conditions.

         During fiscal 1999, two executive officers employment was terminated with the Company. In accordance with the terms of former officers' employment agreements, the Company was obligated for severance benefits of approximately $610. The Company had paid approximately $457 of these benefits by June 30, 1999. The remaining balance of $153 is included in accrued compensation at June 30, 1999.

     Litigation

         The Company is a party to litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

15.  RETIREMENT PLANS

         A 401(k) defined contribution plan (the "Plan") is maintained for substantially all full-time salaried employees. Applicable employees who have six months of service and have attained age 21 are eligible to participate in the Plan. Employees may elect to contribute a percentage of their earnings to the Plan in accordance with limits prescribed by law. Contributions to the Plan are determined annually by the Company and generally are a matching percentage of employee contributions. Costs associated with the Plan totaled $180, $95, $113 and $201 for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively.

         Certain hourly employees are covered under a multiemployer defined benefit plan administered under a collective bargaining agreement. Costs (determined by union contract) under the defined benefit plan were $143, $80, $81 and $204 for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, from December 16, 1997 through June 30, 1998 and for the year ended June 30, 1999, respectively.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)



16.  INCOME TAXES

         The Company is included in the consolidated federal income tax return filed by Acquisition Corp. for periods subsequent to December 15, 1997. Income taxes related to the Company for the period from December 16, 1997 through June 30, 1999 were determined on a separate entity basis. The Company files separate state income tax returns and calculates its state tax provision on a separate company basis. Any income taxes payable or receivable by the consolidated group are settled or received by AKI. The Predecessor was not part of a consolidated group.

         For financial reporting purposes, income (loss) before income taxes includes the following components:

                                                                    July 1,       December 16,
                                                                     1997             1997
                                                Year Ended          through          through         Year Ended
                                                 June 30,        December 15,       June 30,          June 30,
                                                   1997              1997             1998              1999
                                                   ----              ----             ----              ----

         Income (loss) before income taxes:
           United States....................     $   7,609        $   3,298         $  (8,227)       $  (5,978)
           Foreign..........................          (492)             (64)              682              522
                                                 ----------       ----------        ---------        ---------

                                                 $   7,117        $     3,234       $  (7,545)       $  (5,456)
                                                 ==========       ==========        =========        =========



     Significant components of the provision (benefit) for income taxes are as follows:

                                                                    July 1,       December 16,
                                                                     1997             1997
                                                Year Ended          through          through         Year Ended
                                                 June 30,         December 15       June 30,          June 30,
                                                   1997              1997             1998              1999
                                                   ----              ----             ----              ----

         Current expense (benefit):
           Federal..........................     $   2,880        $   1,623         $       -        $       -
           Foreign..........................             -                -               104              204
           State............................           552              278              (121)               -
                                                 ---------        ---------         ----------       ---------
                                                     3,432            1,901               (17)             204
                                                 ---------        ---------         ----------       ---------

         Deferred expense (benefit):

           Federal..........................           (90)            (376)           (1,916)            (481)
           Foreign..........................          (165)             (25)              162                -
           State............................           (42)             (59)             (281)             (63)
                                                 ----------       ---------         ----------       ----------
                                                      (297)            (460)           (2,035)            (544)
                                                 ----------       ---------         ---------        ----------

                                                 $    3,135       $   1,441         $  (2,052)       $    (340)
                                                 ==========       =========         =========        =========




                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)



16.  INCOME TAXES (Continued)

         The significant components of deferred tax assets and deferred tax liability at June 30, 1998 and 1999, were as follows:



                                                           June 30, 1998                      June 30, 1999
                                                       ----------------------             ---------------------
                                                       Current     Noncurrent             Current    Noncurrent
                                                       ----------------------             ---------------------

         Deferred income tax assets:
           Accrued expenses........................  $     719    $       -             $     308    $       -
           Allowance for doubtful accounts.........        108            -                    92            -
           Net operating loss carryforwards........          -        2,966                     -        4,338
           Preferred stock option..................          -          922                     -            -
                                                     ---------    ---------             ---------    ---------
                                                           827        3,888                   400        4,338

         Deferred income tax liability:
             Property, plant and equipment.........          -        4,143                     -        3,340
                                                     ---------    ---------             ---------    ---------

                                                     $     827    $    (255)            $     400    $     998
                                                     =========    ==========            =========    =========

         The income tax provision recognized by the Predecessor for the year ended June 30, 1997 and the period from July 1, 1997  through  December  15, 1997 and by the Company  for the period from  December  16, 1997 through June 30, 1998 and the year ended June 30, 1999 differs from the amount  determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following:


                                                                    July 1,            December 16,
                                                                     1997                  1997
                                                     Year Ended     through               through    Year Ended
                                                      June 30,   December 15,            June 30,     June 30,
                                                        1997         1997                  1998         1999
                                                        ----         ----                  ----         ----

         Computed tax provision (benefit)
           at the statutory rate...................  $   2,420    $   1,100            $   (2,565)   $   (1,855)
         State income tax provision (benefit),
           net of federal effect...................        335          145                  (265)         (152)
         Nondeductible expenses....................        455          193                   723         1,655
         Other, net................................        (75)           3                    55            12
                                                     ----------   ---------            ----------    ----------

                                                     $   3,135    $   1,441            $   (2,052)   $     (340)
                                                     =========    =========            ==========    ==========


         In conjunction with the Acquisition, the Company recognized an income tax benefit of $7,327 related to the  excess of the  redemption  price  over the  strike  price of  certain  non-qualified  options  of the
     Predecessor redeemed and retired by the Company. This benefit was recorded as a reduction to goodwill.



                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)



16.    INCOME TAXES (continued)

         Due to the Company's current year losses and certain transactions made in conjunction with the Acquisition, the Company has recorded a long-term deferred tax asset of $4,338 reflecting cumulative net operating loss carryforwards available to offset future federal taxable income of approximately $10,000 and future state taxable income of approximately $17,500 at June 30, 1999. These cumulative net operating loss carryforwards expire in varying amounts through 2019. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

17.  STOCK OPTIONS

            The Predecessor sponsored a key employee stock option plan under which a maximum of 12,571 shares of the Predecessor's common stock could be reserved for nonqualified options; all stock options were granted with an exercise price equal to the fair market value of $100 per share. All options vested ratably over five years and would have expired ten years from the grant date.

           The Predecessor accounted for its employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of the Predecessor's employee stock options equaled the market value of the underlying stock on the date of grant, no compensation expense was recognized.

         A summary of the Predecessor's stock option activity and related information follows:

                                                  June 30, 1997
                                                     Weighted
                                                      Average
                                                      Exercise
                                                 Options     Price

         Outstanding, beginning of year......     12,571    $   100
           Granted...........................          -          -
           Exercised.........................          -          -
           Forfeited.........................          -          -
                                                --------    -------

         Outstanding, end of year............     12,571    $   100
                                                ========    =======

         Exercisable, end of year............      5,866    $   100
                                                ========    =======

         Weighted average remaining
           contractual life..................         7.3 years

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)



17.  STOCK OPTIONS (Continued)

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires disclosure of pro forma information regarding net income for option grants subsequent to December 15, 1995. Because all of the Predecessor's options were granted prior to that date, no pro forma adjustments to net income or disclosure of information would apply under SFAS 123.

         As a result of the sale of the  Predecessor  on December  15, 1997 (see
     Note 3), all outstanding options became immediately vested and exercisable under the terms of the original individual stock option agreements. In connection with the Acquisition, the Company purchased and retired 11,201 options of the Predecessor for $19,342. The remaining 1,370 options of the Predecessor, which had a cumulative exercise price of $137, were exchanged at fair value for an option to purchase 100,000 shares of Acquisition Corp.'s Senior Preferred Stock with a cumulative stated valued of $2,500 ("the Preferred Stock Option"). The 1,370 options were subsequently retired. The Preferred Stock Option had an exercise price of $137. The total consideration of $21,705 used to purchase and retire the outstanding options of the Predecessor was included in the cost of the Acquisition (see
     Note 3).

         The Preferred Stock Option was issued with a Put and Call Option (the "Put and Call Option") which granted the officer the right to compel DLJMBII to purchase the 100,000 shares of Senior Preferred Stock obtainable under the Preferred Stock Option, together with certain common equity interests in Acquisition Corp. held by the officer, for $2,590. The Put and Call Option also granted DLJMBII the right to purchase the equity interests, both common and preferred, of the officer for the same amount. The Put and Call Option had a stated termination of June 30, 1998. The officer agreed to terminate the Put and Call Option and enter into a new put option (the "Put Option") dated June 17, 1998. The Put Option granted the officer an irrevocable option to require Acquisition Corp. to purchase 80,000 shares of the Senior Preferred Stock obtainable under the Preferred Stock Option, for $2,000 in cash. As the terms of the Put Option were generally more restrictive than the Put and Call Option, no compensation expense was recognized as a result of the transaction. On July 30, 1998, the officer exercised the Preferred Stock Option and Put Option. To provide Acquisition Corp. the funds to redeem the 80,000 shares of Senior Preferred Stock, Holding issued Acquisition Corp. a dividend of $1,863 in cash on such date.

         Subsequent to the Acquisition, Acquisition Corp. adopted the 1998 Stock Option Plan ("Option Plan") for certain key employees and directors of Acquisition Corp. and any parent or subsidiary of Acquisition Corp. The Option Plan authorizes the issuance of options to acquire up to 100,000 shares of Acquisition Corp. Common Stock. The terms of each individual options grant are determined by the Board of Directors. The exercise price for each grant is required to be set at least equal to the fair market value per share of Acquisition Corp. provided that the exercise price shall not be less than $1.00 per share. Options may be exercisable for up to ten years.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)



17.  STOCK OPTIONS (Continued)

         On June 17, 1998, Acquisition Corp. granted an officer of the Company options to purchase 32,500 shares of Acquisition Corp. Common Stock. All options have an exercise price of $1.00 per share and a term of 10 years. These options were forfeited during 1999 upon the resignation of the officer.

         The Company has elected to account for its stock based compensation with employees under the intrinsic value method as permitted under FAS 123. Under the intrinsic value method, because the stock price of the Company's employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized. If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by FAS 123, the net loss for the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999 would have been $(5,494) and $(5,119), respectively. In making this determination, fair value was estimated on the date of grant using the minimum value method and a risk-free interest rate of 5.4%. The weighted average fair value at date of grant of options granted during 1998 was approximately $0.41 per option.

18.  RELATED PARTY TRANSACTIONS

         The Predecessor made payments to a company controlled by a stockholder of the Predecessor of $612 for the year ended June 30, 1997 and $160 for the period from July 1, 1997 through December 15, 1997, for management fees, bonuses and expense reimbursements.

          The Predecessor made payments to another stockholder of $120 for the year ended June 30, 1997 and $55 for the period from July 1, 1997 through December 15, 1997, for management fees.

          The Successor made payments to an affiliate of DLJMBII of $125 and $250 for the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively, for financial advisory fees. In addition, the Company had approximately $2,401 of cash on deposit with a financial institution affiliated with DLJMBII as of June 30, 1998.

19.      SUBSEQUENT EVENT

          On September 15, 1999, AKI acquired all of the equity interests in RetCom Holdings Ltd. and its subsidiaries for a total cost of approximately $12,000 and refinanced working capital indebtedness of approximately $4,500 of RetCom Holdings Ltd. and its subsidiaries. The purchase price and refinancing of indebtedness were initially financed by borrowings under the credit agreement.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)




20.  GEOGRAPHIC INFORMATION

         The following table illustrates geographic information for revenues and long-lived assets. Revenues are attributed to countries based on the receipt of sales orders, and long-lived assets are based upon the country of domicile.


                                                 United
                                                 States                France                 Total

                                                                     Predecessor
                                                                     -----------

     Net sales:

     Year ended June 30, 1997.............     $    70,660           $     7,063          $    77,723
     Period from July 1, 1997
       through December 15, 1997..........          32,600                 2,586               35,186




                                                                      Successor
                                                                      ---------
     Net sales:

     Period from December 16, 1997
       through June 30, 1998..............     $    29,162           $     6,904          $    36,066
     Year ended June 30, 1999.............          71,056                14,911               85,967

     Long-lived assets:

     June 30, 1998........................         188,532                   158              188,690
     June 30, 1999........................         184,177                   107              184,284



                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)



21.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

         The following condensed balance sheet at June 30, 1998 and June 30, 1999 and condensed statement of operations, changes in stockholder's equity and cash flows for the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999 for Holding should be read in conjunction with the consolidated financial statements and notes thereto.


                                                BALANCE SHEETS

                                                                                 June 30,          June 30,
                                                                                   1998              1999
                                                                                   ----              ----
     Assets
     Cash..............................................................         $    2,201       $         -
     Investment in subsidiaries........................................             95,408            92,817
     Deferred charges..................................................              1,263             1,520
     Deferred income taxes.............................................                 19             1,206
                                                                                ----------       -----------
       Total assets....................................................         $   98,891       $    95,543
                                                                                ==========       ===========

     Liabilities
     Senior Discount Debentures........................................         $   26,020       $    29,651

     Stockholder's equity
     Common Stock, $0.01 par value, 1,000 shares authorized;
       1,000 shares issued and outstanding.............................                  -                 -
     Additional paid-in capital........................................             78,364            78,364
     Accumulated deficit...............................................             (5,493)          (12,472)
                                                                                ----------       -----------
       Total stockholder's equity......................................             72,871            65,892
                                                                                ----------       -----------
       Total liabilities and stockholder's equity......................         $   98,891       $    95,543
                                                                                ==========       ===========




                                            STATEMENT OF OPERATIONS

                                                                               December 16,
                                                                                   1997
                                                                                 through          Year ended
                                                                                 June 30,           June 30
                                                                                   1998              1999
                                                                                   ----              ----

     Equity in losses of subsidiaries..................................         $   (5,454)      $    (2,591)
     Interest expense, net.............................................                (58)           (3,712)
                                                                                ----------       ------------

       Loss before income taxes........................................             (5,512)           (6,303)

     Income tax benefit................................................                (19)           (1,187)
                                                                                ----------       -----------

       Net loss........................................................         $   (5,493)      $    (5,116)
                                                                                ==========       ============


                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


21.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                 Additional
                                             Common Stock          Paid-in      Accumulated
                                          Shares     Amount        Capital        Deficit         Total
                                          ------     ------        -------        -------         -----
     Balances, December 16, 1997......          -    $     -    $         -     $        -     $         -
     Initial capitalization...........      1,000          -         78,364              -          78,364
     Net loss.........................          -          -              -         (5,493)         (5,493)
                                          -------    -------    -----------     -----------    ------------

     Balances, June 30, 1998..........      1,000          -         78,364         (5,493)         72,871
     Net loss.........................          -          -              -         (5,116)         (5,116)
     Dividend to AHC I
       Acquisition Corp...............          -          -              -         (1,863)         (1,863)
                                          -------    -------    -----------     ----------     -----------

     Balances, June 30, 1999..........      1,000    $     -    $    78,364     $  (12,472)    $    65,892
                                          =======    =======    ===========     ==========     ===========



                                            STATEMENT OF CASH FLOWS

                                                                                December 16,
                                                                                   1997
                                                                                  through      Year ended
                                                                                 June 30,       June 30,
                                                                                   1998           1999
                                                                                   ----           ----
     Cash flows from operating activities:
       Net loss............................................................     $   (5,493)    $    (5,116)
       Adjustments to reconcile net loss to
         net cash provided by (used in) operating activities:
         Net change in investment in subsidiaries..........................          5,454           2,591
         Amortization of original issuance discount and loan closing costs.             58           3,722
         Deferred income taxes.............................................            (19)         (1,187)
         Increase in deferred charges......................................              -            (348)
                                                                                ----------     -----------
           Net cash provided by (used in) operating activities.............              -            (338)
                                                                                ----------     ------------

     Cash flows from investing activities:
       Capital contributed to subsidiary...................................        (22,499)              -
                                                                                ----------     -----------

     Cash flows from financing activities:
       Proceeds from issuance of stock.....................................              1               -
       Proceeds from issuance of Senior Discount Debentures................         24,699               -
       Dividend paid to AHC I Acquisition Corp.............................              -          (1,863)
                                                                                ----------     -----------
           Net cash provided by (used in) financing activities.............         24,700          (1,863)
                                                                                ----------     ------------

     Net increase (decrease) in cash and cash equivalents..............              2,201          (2,201)
     Cash and cash equivalents, beginning of period....................                  -           2,201
                                                                                ----------     -----------
     Cash and cash equivalents, end of period..........................         $    2,201     $         -
                                                                                ==========     ===========


                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)



22.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the unaudited quarterly results of operations for Fiscal 1998 and Fiscal 1999.



                                       Predecessor                                    Successor
                                            October 1,    December 16,
                                               1997           1997
                           Quarter Ended      through        through     Quarter  Ended  Quarter Ended
                           September 30,   December 15,   December 31,      March 31,      June 30,         Full
     Fiscal 1998               1997            1997           1997             1998          1998           Year
                               ----            ----           ----             ----          ----           ----
     Net sales.............  $  21,928      $  13,258     $  2,791         $  19,191      $  14,084     $    71,252
     Gross profit..........      8,306          4,071          813             7,256          3,479          23,925
     Income from operations      4,680          1,426          153             3,603            104           9,966
     Interest expense, net.      1,451          1,195          759             4,404          6,164          13,973
     Net income (loss).....      1,796             (3)        (443)             (887)        (4,163)         (3,700)





                                                                      Successor
                                  Quarter Ended     Quarter Ended    Quarter Ended     Quarter Ended
                                  September 30,     December 31,       March 31,         June 30,           Full
     Fiscal 1999                      1998              1998             1999              1999             Year
                                      ----              ----             ----              ----             ----
     Net sales.............         $ 24,024         $  20,437         $  24,518        $  16,988         $  85,967
     Gross profit..........            8,603             6,777             9,691            5,697            30,768
     Income from operations            4,337             2,331             4,616              378            11,662
     Interest expense, net.            4,096             4,149             4,258            4,237            16,740
     Net loss..............             (324)           (1,579)             (364)          (2,849)           (5,116)

















                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of AKI, Inc. and Subsidiaries

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of AKI, Inc. (a wholly-owned subsidiary of AKI Holding Corp.) and Subsidiaries (the "Successor"), formerly known as Arcade Holding Corporation (the "Predecessor"), at June 30, 1998 and 1999 and the results of their operations and their cash flows for the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
Nashville, Tennessee
July 31, 1999 except for Note 18
which is as of September 15, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of AKI, Inc. and Subsidiaries

     In our opinion, the accompanying consolidated statements of operations, of changes in stockholders' equity and of cash flows of Arcade Holding Corporation and Subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended June 30, 1997 and the period from July 1, 1997 through December 15, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Nashville, Tennessee
July 31, 1998



                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                           CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands, except share
                                  information)


                                                                                             Successor
                                                                                             ---------
                                                                                  June 30, 1998    June 30, 1999
                                                                                  -------------    -------------
ASSETS
Current assets
Cash and cash equivalents.....................................                      $   1,641        $   7,015
Accounts receivable, net......................................                         13,550           16,287
Inventory.....................................................                          2,078            5,109
Income tax refund receivable..................................                          5,155               32
Prepaid expenses..............................................                            379              452
Deferred income taxes.........................................                            827              400
                                                                                    ---------        ---------
      Total current assets....................................                         23,630           29,295

Property, plant and equipment, net............................                         18,936           18,511
Goodwill, net ................................................                        151,842          147,990
Deferred charges, net.........................................                          5,272            5,319
Other intangible assets, net..................................                          7,289            6,560
Deferred income taxes.........................................                          3,869            3,132
Other assets..................................................                            200               46
                                                                                    ---------        ---------
      Total assets............................................                      $ 211,038        $ 210,853
                                                                                    =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligation...................                      $     609        $     688
Current portion of other notes payable........................                          1,330                -
Accounts payable, trade.......................................                          4,293            3,400
Accrued income taxes..........................................                            100              497
Accrued compensation..........................................                          2,497            2,527
Accrued interest..............................................                            167            6,047
Accrued expenses..............................................                          1,789            1,283
                                                                                    ---------        ---------
      Total current liabilities...............................                         10,785           14,442

Long-term portion of capital lease obligation.................                          1,489            1,349
Senior notes..................................................                        115,000          115,000
Deferred income taxes.........................................                          4,143            3,340
                                                                                    ---------        ---------
      Total liabilities.......................................                        131,417          134,131

Commitments and contingencies (see Note 13)

Stockholder's equity
Preferred stock, $0.01 par, 8,700 shares authorized; no shares
    issued or outstanding at June 30, 1998 and June 30, 1999..                              -                -
Common stock, $0.01 par, 100,000 shares authorized; 1,000
    shares issued and outstanding at June 30, 1998 and June 30, 1999                        -                -
Additional paid-in capital....................................                        100,862          100,862
Accumulated deficit...........................................                         (5,454)          (8,045)
Accumulated other comprehensive loss..........................                            (57)            (365)
Carryover basis adjustment....................................                        (15,730)         (15,730)
                                                                                    ---------        ---------
      Total stockholder's equity..............................                         79,621           76,722
                                                                                    ---------        ---------
      Total liabilities and stockholder's equity..............                      $ 211,038        $ 210,853
                                                                                    =========        =========





        The accompanying notes are an integral part of these consolidated financial statements.

                                            AKI, INC. AND SUBSIDIARIES
                                (a wholly-owned subsidiary of AKI Holding Corp.)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (dollars in thousands)


                                                                      Predecessor                        Successor
                                                                                 July 1,       December 16,
                                                                                  1997              1997
                                                                Year Ended       through          through       Year Ended
                                                                 June 30,     December 15,       June 30,        June 30,
                                                                   1997           1997             1998            1999
                                                                   ----           ----             ----            ----


Net sales..........................................           $    77,723    $     35,186      $   36,066       $  85,967
Cost of goods sold.................................                49,467          22,809          24,518          55,199
                                                              -----------    ------------      ----------       ---------

     Gross profit..................................                28,256          12,377          11,548          30,768

Selling, general and administrative expenses.......                13,333           5,703           5,587          14,500
Amortization of goodwill and
   other intangibles...............................                 1,234             568           2,101           4,606
                                                              -----------    ------------      ----------       ---------

     Income from operations........................                13,689           6,106           3,860          11,662

Other expenses (income):
   Interest expense to stockholder(s) and
      affiliate....................................                 5,196           2,143          10,785               -
   Interest expense, other.........................                 1,007             503             484          13,028
   Management fees to stockholders
     and affiliate.................................                   470             215             125             250
   Other, net......................................                  (101)             11             (47)            128
                                                              -----------    ------------      ----------       ---------

     Income (loss) before income taxes.............                 7,117           3,234          (7,487)         (1,744)

Income tax expense (benefit).......................                 3,135           1,441          (2,033)            847
                                                              -----------    ------------      ----------       ---------

     Net income (loss).............................           $     3,982    $      1,793      $  (5,454)       $  (2,591)
                                                              ===========    ============      =========        =========












        The accompanying notes are an integral part of these consolidated financial statements.



                                            AKI, INC. AND SUBSIDIARIES
                                 (a wholly-owned subsidiary of AKI Holding Corp.)
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER(S) EQUITY
                                 (dollars in thousands, except share information)


                                                   Retained     Accumulated
                                                Addititonal  Stock    Earnings        Other     Carryover
                                 Common  Stock    Paid-in  Purchase (Accumulated  Comprehensive   Basis
                                 Shares  Amount   Capital  Warrants   Deficit)        Loss     Adjustment    Total
                                 ------  ------   ------   --------   -------         ----     ----------    -----

                                                                      Predecessor
                                                                      -----------
Balances, June 30, 1996......   48,000  $     1  $   4,889  $1,923     $   1,199    $     (80)  $      -   $  7,932
Net income...................        -        -          -       -         3,982            -          -      3,982
Other comprehensive income, net
  of tax:
   Foreign currency translation
     adjustment..............        -        -          -       -             -          (73)         -        (73)
                                                                                                           --------
Comprehensive income.........                                                                                 3,909
Preferred stock dividend.....        -        -          -       -          (616)           -          -       (616)
                               -------  -------  ---------  ------     ----------   ---------   --------   ---------

Balances, June 30, 1997......   48,000        1      4,889   1,923         4,565         (153)         -     11,225
Net income...................        -        -          -       -         1,793            -          -      1,793
Other comprehensive income, net
  of  tax:
   Foreign currency translation
     adjustment..............        -        -          -       -             -          (19)         -        (19)
                                                                                                           --------
Comprehensive income.........                                                                                 1,774
Preferred stock dividend.....        -        -          -       -          (283)           -          -       (283)
                               -------  -------  ---------  ------     ----------   ---------   --------   ---------

Balances, December 15, 1997..   48,000  $     1  $   4,889  $1,923     $   6,075    $    (172)  $      -   $ 12,716
                               =======  =======  =========  ======     =========    =========   ========   ========


-------------------------------------------------------------------------------------------------------------------

                                                                          Successor
                                                                          ---------
Balances, December 16, 1997..        -  $     -  $       -  $    -     $       -    $       -   $      -   $      -
Initial capitalization           1,000        -     78,363       -             -            -          -     78,363
   (see Note 12)
Carryover basis adjustment...        -        -          -       -             -            -    (15,730)   (15,730)
Equity contribution by Holding       -        -     22,499       -             -            -          -     22,499
Net loss.....................        -        -          -       -        (5,454)           -          -     (5,454)
Other comprehensive loss, net of tax:
   Foreign currency translation
     adjustment..............        -        -          -       -             -          (57)         -        (57)
                                                                                                           --------
Comprehensive loss...........                                                                                (5,511)
                               -------  -------  ---------  ------     ---------    ---------   --------   --------

Balances, June 30, 1998......    1,000        -    100,862       -        (5,454)         (57)   (15,730)    79,621
Net loss.....................        -        -          -       -        (2,591)           -          -     (2,591)
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment..............        -        -          -       -             -         (308)         -       (308)
                                                                                                           --------
Comprehensive loss...........                                                                                (2,899)
                               -------  -------  ---------  ------     ---------    ---------   --------   --------

Balances, June 30, 1999......    1,000  $     -  $ 100,862  $    -     $  (8,045)   $    (365)  $(15,730)  $ 76,722
                               =======  =======  =========  ======     =========    =========   ========   ========




        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                    Predecessor                        Successor
                                                                               July 1,        December 16,
                                                                                1997              1997
                                                           Year Ended          through           through      Year Ended
                                                            June 30,        December 15,        June 30,       June 30,
                                                              1997              1997              1998           1999
                                                              ----              ----              ----           ----

   Cash flows from operating activities:
     Net income (loss)...........................           $   3,982        $   1,793          $ (5,454)     $  (2,591)
     Adjustment to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
       Depreciation and amortization of goodwill
         and other intangibles...................               5,084            2,456             3,954          8,487
       Amortization of debt discount.............                 560              233                81              -
       Amortization of loan closing costs........                 258              101             3,808            636
       Deferred income taxes.....................                (297)            (460)           (2,016)           643
       Gain on sale of equipment.................                   -                -                 -            (50)
       Other.....................................                (138)             (18)              (57)          (308)
       Changes in operating assets and liabilities:
         Accounts receivable.....................               2,546            1,153            (4,562)        (2,737)
         Inventory...............................                (550)              69               543         (3,031)
         Prepaid expenses, deferred charges and
           other assets..........................                (101)             (62)             (453)          (627)
         Income taxes............................              (1,163)             699               767          5,238
         Accounts payable and accrued expenses...              (1,239)          (1,036)           (5,432)         4,511
                                                            ---------        ---------         ---------      ---------

         Net cash provided by (used in) operating
           activities............................               8,942            4,928            (8,821)        10,171
                                                            ---------        ---------         ---------      ---------
   Cash flows from investing activities:
     Purchases of equipment......................              (2,462)            (807)             (514)        (2,856)
     Proceeds from sale of equipment.............                  38                -                 -             50
     Payments for acquisitions, net of cash acquired                -                -          (141,403)             -
                                                            ---------        ---------        ----------     ----------


         Net cash used in investing activities...              (2,424)            (807)         (141,917)        (2,806)
                                                            ---------        ---------         ---------      ---------

   Cash flows from financing activities:
     Payments under capital leases for equipment.              (2,359)            (249)             (308)          (661)
     Net proceeds (repayments) on line of credit.               4,338            2,362            (6,700)             -
     Proceeds from issuance of senior increasing rate
        notes, net of offering costs.............                   -                -           119,735              -
     Payments on senior increasing rate notes....                   -                -          (123,500)             -
     Proceeds from issuance of senior notes, net
       of offering costs.........................                   -                -           110,158              -
     Proceeds from issuance of common stock......                   -                -            98,499              -
     Redemption of preferred stock...............                   -                -            (8,678)             -
     Repayment of loans payable to stockholder...              (7,004)          (1,851)          (36,649)             -
     Repayment of other notes payable............              (1,200)             (50)              (50)        (1,330)
     Dividends paid on preferred stock...........                (616)            (155)             (128)             -
                                                            ---------        ---------         ----------     ---------

       Net cash provided by (used in)
         financing activities....................              (6,841)              57           152,379         (1,991)
                                                            ---------        ---------         ---------      ---------

   Net increase (decrease) in cash and cash equivalents          (323)           4,178             1,641          5,374
   Cash and cash equivalents, beginning of period                 626              303                 -          1,641
                                                            ---------        ---------         ---------      ---------
   Cash and cash equivalents, end of period......           $     303        $   4,481         $   1,641      $   7,015
                                                            =========        =========         =========      =========


   Supplemental information: Cash paid (received) during the period for:
       Interest to stockholder(s)................           $   4,559        $   1,146          $ 11,503      $       -
       Interest, other...........................                 917              459               214          6,512
       Income taxes..............................               4,594            1,222              (784)        (5,123)

   Significant non-cash activities:
     Assets acquired under capital lease.........           $       -        $       -          $      -      $     600


        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


1.       ORGANIZATION AND BUSINESS

         Arcade Holding Corporation (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of Arcade, Inc. ("Arcade") on November 4, 1993. Arcade is engaged in interactive advertising for consumer products companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee facilities, and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L. As more fully described in Note 3, DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("Acquisition Corp.") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor. On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor then merged with and into the Predecessor and the combined entity assumed the name AKI, Inc. and Subsidiaries ("AKI," the "Successor" or the "Company"). Subsequent to the Acquisition, Acquisition Corp. contributed $1 of cash and all of its ownership interest in AKI to AKI Holding Corporation ("Holding") for all of the outstanding equity of Holding.

         Unless otherwise indicated, all references to years refer to the Predecessor's and AKI's fiscal year, June 30.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

         The accompanying consolidated financial statements include the accounts
     of  the  Company  and  its  wholly  owned  subsidiaries.   All  significant
     intercompany transactions have been eliminated.

     Reclassification

         Certain prior year amounts have been reclassified to conform with the current year presentation.

     Cash and Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Concentration of Credit Risk

         The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; in addition, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company grants credit terms in the normal course of business to its customers and as part of its ongoing procedures, the Company monitors the credit worthiness of its customers. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk attendant in its business.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Two customers accounted for 23.5% and 35.3% of the Predecessor's net sales during the year ended June 30, 1997 and the period from July 1, 1997 through December 15, 1997, respectively. One customer accounted for 13.3% of net sales during the period from December 16, 1997 through June 30, 1998. Two customers accounted for 26.8% of net sales during the year ended June 30, 1999.

     Concentration of Purchasing

         Products accounting for a majority of the Company's net sales utilize specific grades of paper that are produced exclusively for the Company by one domestic supplier. The Company does not have a purchase agreement with the supplier and is not aware of any other suppliers of these specific grades of paper. These products can be manufactured using other grades of paper; however, the Company believes these specific grades of paper provide the Company with an advantage over its competitors. The Company is currently researching methods of replicating the advantages of these specific grades of paper with other grades of paper available from multiple suppliers. Until such methods are developed, a loss of supply of these specific grades of paper and the resulting competitive advantage could cause a possible loss of sales which could adversely affect operating results.

     Revenue Recognition and Accounts Receivable

         Product sales are recognized upon shipment, net of estimated discounts. Accounts receivable are accounted for net of allowances for doubtful accounts.

     Inventory

         Paper inventory is stated at the lower of cost or market using the last-in, first-out (LIFO) method; all other inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

     Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Expenditures that extend the economic lives or improve the efficiency of equipment are capitalized. The costs of maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded.

         Depreciation is computed using the straight-line method based on the estimated useful lives of the assets as indicated in Note 6 for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the lease term.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Goodwill

         The aggregate purchase price of business acquisitions was allocated to the assets and liabilities of the acquired companies based on their respective fair values as of the acquisition dates. Goodwill represents the excess purchase price paid over the fair value of net identifiable assets acquired and is amortized over forty years using the straight-line method. Accumulated amortization was $2,087 and $5,939 at June 30, 1998 and June 30, 1999, respectively.

         Management periodically reviews the value of its goodwill and other long-lived assets to determine if an impairment has occurred. The potential impairment of recorded goodwill and other long-lived assets is measured by the undiscounted value of expected future operating cash flows in relation to its net capital investment. Based on its review, management does not believe that an impairment of its goodwill or other long-lived assets has occurred.

     Deferred Charges

         Deferred charges are primarily comprised of debt issuance costs which are being amortized using the effective interest method over the terms of the related debt. Such costs are included in the accompanying consolidated balance sheets, net of accumulated amortization.

     Other Intangible Assets

         Other intangible assets include a covenant not to compete and other intangible assets resulting from the acquisition of the fragrance sampling business of Minnesota Mining and Manufacturing Company ("3M") (see Note 3) in June 1998 and are being amortized over ten years using the straight-line method. Accumulated amortization related to these intangible assets was $729 at June 30, 1999.

     Fair Value of Financial Instruments

         SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," requires the disclosure of the fair value of financial instruments, for assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The fair value of the Company's Senior Notes, as determined from quoted market prices, was $112,000 at June 30, 1999 compared to a carrying value of $115,000 as of the same date. The carrying value of the Senior Notes approximated fair value at June 30, 1998. The carrying value of all other financial instruments approximates fair value at June 30, 1998 and June 30, 1999.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Foreign Currency Transactions

         Gains and losses on foreign currency transactions with third parties have been included in the determination of net income in accordance with SFAS No. 52, "Foreign Currency Translation." Foreign currency losses and (gains) amounted to $387, ($44), ($52) and $91 for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively.

     Research and Development Expenses

         Research and development expenditures are charged to selling, general and administrative expenses in the period incurred. Research and development expenses totaled $1,263, $664, $717 and $1,136 for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively.

     Income Taxes

         Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are recognized at the applicable income tax rates based upon future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Comprehensive Income (Loss)

         The Company adopted the provision of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") on July 1, 1998. This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. This Statement also requires that comparative information for earlier periods be reclassified. As the Company only has two items of comprehensive income, net income and foreign currency translations, adoption of this statement did not have a material effect upon the Company's financial position or results of operations.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


3.   SIGNIFICANT ACQUISITIONS

         DLJMBII and certain members of the Predecessor organized Acquisition Corp. and Merger Corp. for purposes of acquiring the Predecessor. Merger Corp. was a wholly-owned subsidiary of Acquisition Corp. and was initially capitalized by Acquisition Corp. with an equity contribution of $78,363, comprised of $76,000 of cash (see Note 12) and $2,363 of non-cash consideration in the form of an option to purchase Senior Preferred Stock of Acquisition Corp. (see Note 16). Immediately following this equity contribution, Merger Corp. issued $123,500 of senior increasing rate notes (the "Bridge Loans") to an entity with an ownership interest in Acquisition Corp. The Bridge Loans had a stated maturity of December 15, 1998 and had an interest rate equal to the greater of (i) 10.0% per annum and (ii) a daily floating rate of prime plus 2.25% plus an additional percentage amount equal to (a) 1.0% from and including the interest payment date on June 15, 1998 or (b) 1.5% from and including the interest payment date on September 15, 1998. Merger Corp. received cash proceeds from the issuance of the Bridge Loans of $119,735, net of $3,765 of associated debt issuance costs.

         On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor (the "Acquisition") for a total cost of $197,730 which consisted of $138,634 cash paid for equity interests and direct acquisition costs, $2,363 in non-cash consideration in the form of an option to purchase Senior Preferred Stock of Acquisition Corp. (see Note 16) and the assumption of $56,733 in debt, preferred stock and related interest and dividends, including a capital lease obligation. Included in the amount of direct acquisition costs was approximately $2,022 paid to an entity that has an ownership interest in Acquisition Corp. Merger Corp. then merged with and into the Predecessor and the combined entity assumed the name AKI. Subsequent to the Acquisition, Acquisition Corp. contributed $1 of cash and all of its ownership interest in AKI to Holding for all of the outstanding equity of Holding. Since all companies are under common control and since Holding and Acquisition Corp. have no operations other than those related to the Company, the contribution was accounted for as if it were a pooling of interests.

         The Acquisition was accounted for using the purchase method of accounting. In accordance with the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board in Issue 88-16, "Basis in Leveraged Buyout Transactions," the purchase price allocation required an adjustment for the continuing interest attributable to management's ownership interest in the Predecessor carried over in connection with the Acquisition. As a result, a reduction in stockholders' equity of $15,730 was recorded which represents the difference between the fair value of the Company's assets and the related book value attributable to the interest of the continuing shareholders' investment in the Predecessor. The remaining purchase price has been allocated to assets and liabilities based upon estimates of their respective fair value as determined by management and third-party appraisals with respect to property, plant and equipment.

         In connection with the Acquisition, the Company repaid the outstanding balance and related interest of the Predecessor's loans payable to a shareholder of $37,374, the outstanding balance and related interest of the Predecessor's line of credit of $6,278 and the outstanding balance and related dividends on the Predecessor's preferred stock of $8,806.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


3.   SIGNIFICANT ACQUISITIONS (Continued)

     The following shows the acquisition costs and the allocation of the purchase price:

         Acquisition costs
              Cash paid for stock.......................................................  $   134,403
              Direct acquisition costs..................................................        4,231
                                                                                          -----------
                                                                                              138,634
              Non-cash consideration for stock in the form of an
                option to purchase Senior Preferred Stock of
                Acquisition Corp. (see Note 16).........................................        2,363
                                                                                          -----------

              Total.....................................................................      140,997
              Less--Carryover basis adjustment...........................................     (15,730)
                                                                                          -----------

              Purchase price to be allocated............................................  $   125,267
                                                                                          ===========

         Summary allocation of purchase price
              Cash......................................................................  $     4,481
              Other current assets......................................................       17,782
              Property, plant and equipment.............................................       20,132
              Deferred income taxes.....................................................        2,953
              Other assets..............................................................          329
              Goodwill..................................................................      153,929
                                                                                          -----------

              Total allocation to assets................................................  $   199,606
                                                                                          ===========


              Current liabilities.......................................................  $    13,190
              Long-term debt (including current portion) and related interest...........       47,927
              Deferred income taxes.....................................................        4,416
              Preferred stock and related dividends.....................................        8,806
                                                                                          -----------

              Total liabilities assumed.................................................  $    74,339
                                                                                          ===========


         Included in cash paid for stock of $134,403 is $19,342 related to the purchase and retirement of 11,201 options of the Predecessor. In addition, the non-cash consideration for stock of $2,363 was incurred to acquire and retire the remaining 1,370 options of the Predecessor (see Note 16).

         On June 22, 1998, the Company acquired (the "3M Acquisition") the fragrance sampling business of the Industrial and Consumer Products division of 3M for approximately $7,250 in cash and the assumption of liabilities of approximately $182. The only tangible assets acquired were approximately $143 of equipment. The acquisition was accounted for using the purchase method of accounting and resulted in assigning value to certain intangible assets, including a covenant not to compete, totaling approximately $7,289 which are being amortized on a straight line basis over a period of 10 years.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)



3.   SIGNIFICANT ACQUISITIONS (Continued)

         Unaudited pro forma results for the Company assuming the Acquisition, the 3M Acquisition and the Refinancing had occurred as of the beginning of each applicable fiscal year are presented below:

                                       Unaudited Pro Forma Results
                                            for the Year Ended

                                          June 30,        June 30,
                                            1997           1998
                                            ----           ----

         Net sales.....................  $  87,771       $ 81,831
         Income from operations........      9,565          5,838
         Interest expense, net.........     12,961         13,049
         Net loss......................     (3,665)        (6,091)

         On June 25, 1998, the Bridge Loans were repaid, without penalty, with the proceeds from the Senior Note offering (see Note 9) and the equity contribution from Holding (see Note 12) (collectively, the "Refinancing"). Contemporaneous with the repayment of the Bridge Loans, the Company wrote-off the unamortized balance of debt issuance costs associated with the Bridge Loans of $1,795 to interest expense.

4.       ACCOUNTS RECEIVABLE

     The following table details the components of accounts receivable:

                                                 June 30,        June 30,
                                                   1998             1999
                                                   ----             ----

         Trade accounts receivable...........  $  13,782       $ 16,349
         Allowance for doubtful accounts.....       (277)          (251)
                                               ---------       --------
                                                  13,505         16,098
         Other accounts receivable...........         45            189
                                               ---------       --------

                                               $  13,550       $ 16,287
                                               =========       ========

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

5.   INVENTORY

     The following table details the components of inventory:

                                                      June 30,       June 30,
                                                        1998           1999
                                                        ----           ----
         Raw materials
           Paper.................................    $     556       $  1,088
           Other raw materials...................        1,024          2,328
                                                     ---------       --------
              Total raw materials................        1,580          3,416
         Work in process.........................          498          1,693
                                                     ---------       --------

         Total inventory.........................    $   2,078       $  5,109
                                                     =========       ========


         The difference between the carrying value of paper inventory using the FIFO method as compared to the LIFO method was not significant at June 30, 1998 or June 30, 1999.

6.       PROPERTY, PLANT AND EQUIPMENT

         The following table details the components of property, plant and equipment as well as their estimated useful lives:

                                            Estimated      June 30,   June 30,
                                          Useful Lives       1998       1999
                                          ------------       ----       ----

         Land............................                $     256    $    258
         Buildings....................... 7 - 15 years       1,048       1,648
         Leasehold improvements.......... 1 -  3 years         153         579
         Machinery and equipment......... 5 -  7 years      17,146      19,483
         Furniture and fixtures.......... 3 -  5 years       1,634       2,084
         Construction in progress........                      552         193
                                                         ---------    --------
                                                            20,789      24,245
         Accumulated depreciation........                   (1,853)     (5,734)
                                                         ---------    --------
                                                         $  18,936  $   18,511
                                                         =========  ==========

         Depreciation expense amounted to $3,850, $1,888, $1,853 and $3,881 for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

6.   PROPERTY, PLANT AND EQUIPMENT (Continued)

         Property held under capital lease is included in the respective property, plant and equipment category as follows:

                                                      June 30,       June 30,
                                                        1998           1999
                                                        ----           ----

         Machinery and equipment..................   $   3,000       $  3,000
         Building.................................           -            600
                                                     ---------       --------
                                                         3,000          3,600
         Less accumulated depreciation............        (275)          (790)
                                                     ---------       --------
                                                     $   2,725       $  2,810
                                                     =========       ========

         Depreciation of the assets under capital lease totaled $633, $232, $275 and $515 for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively. Future minimum lease payments under the remaining leases are as follows:

                                                     Payment       Interest

                2000............................   $     884       $    197
                2001............................         948            100
                2002............................         529             27
                                                   ---------       --------

                                                   $   2,361       $    324
                                                   =========       ========

7.       LINE OF CREDIT

         On April 30, 1996, the Predecessor entered into a line of credit agreement (the "Credit Agreement"), which was amended on December 12, 1997, in connection with the Acquisition, and amended again on September 30, 1998. The Credit Agreement provides for a revolving loan commitment up to a maximum of $20,000 and expires on December 31, 2002. Borrowings are limited to a borrowing base consisting of accounts receivable, inventory and property, plant and equipment which serve as collateral for the borrowings. As of June 30, 1999, the Company's borrowing base was approximately $17,500. Interest on amounts borrowed accrue at a floating rate based upon either prime or LIBOR (9.25% and 8.50% at June 30, 1998 and June 30, 1999, respectively). The weighted average interest rate on the outstanding balance under the Credit Agreement was 9.31%, 9.50%, 9.25% and 8.51% for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

7.   LINE OF CREDIT (Continued)

         The Company is required to pay commitment fees on the unused portion of the revolving loan commitment at a rate of approximately 0.5% per annum. In addition, the Company is required to pay fees equal to 2.5% of the average daily outstanding amount of lender guarantees. The Company had $600 of lender guarantees outstanding at June 30, 1998 and June 30, 1999. These fees totaled $109, $30, $59 and $111 for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively. The Credit Agreement contains certain financial covenants and other restrictions including restrictions on additional indebtedness and restrictions on the payment of dividends.

         As of June 30, 1999, the Company was in compliance with all debt covenants. However, the Company expects to be in violation of certain loan covenants in Fiscal 2000. Management expects to obtain loan amendments and/or waivers in Fiscal 2000 with respect to such covenants. If management is unable to obtain loan amendments and/or waivers in Fiscal 2000, the Company may need to seek additional sources of financing.

8.   LOANS PAYABLE TO STOCKHOLDER

         The Predecessor entered into a Senior Loan Agreement and two Subordinated Loan Agreements (collectively, the "Loan Agreements") with a party that had owned the Predecessor's preferred stock and a significant portion of its common stock. The Loan Agreements were collateralized by substantially all the assets of the Predecessor. The Loan Agreements limited the Predecessor's ability to incur additional indebtedness, pay dividends and purchase fixed assets. Additionally, the Loan Agreements required that certain financial covenants be maintained. The Predecessor was not in compliance with all such covenants at June 30, 1997. However, this debt was subsequently retired upon the acquisition of the Predecessor as discussed in Note 3. All amounts borrowed under the Senior Loan Agreement bore interest at prime plus 1.50%.

         The Predecessor borrowed $30,000 under the Subordinated Loan Agreements, of which $23,000 was designated as Loan I and $7,000 was designated as Loan II. Loan I bore interest, payable quarterly, at 12% until November 4, 1998, and then would have converted to prime plus 4%. Loan II bore interest, payable quarterly, at 7%. The outstanding amount of the subordinated loans was net of unamortized debt discounts, which were being amortized over the term of the related loan.

         In connection with Loan II, the Predecessor issued a warrant to purchase 19,233 shares of common stock at $0.05 per share. The warrant was exercisable until November 4, 2003. The Predecessor valued the warrants at $100 each based on the fair market value of a share of the underlying common stock resulting from a sale with a third party. In connection with the warrant issued, the Predecessor recorded a debt discount of $1,923. In connection with the sale of the Predecessor on December 15, 1997 (see Note
     3), all outstanding warrants were purchased from the holder by the buyer of the Predecessor and retired.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


9.   SENIOR NOTES

         On June 25, 1998, the Company completed a private placement of $115,000 of Senior Notes (the "Senior Notes"). The Senior Notes are general unsecured obligations of the Company and bear interest at 10.5% per annum, payable semi-annually on January 1 and July 1. The Senior Notes mature on July 1, 2008 and may be redeemed at the option of the Company, in whole or in part, at any time on or after July 1, 2003 at a price equal to 105.25% of the outstanding principal balance plus accrued and unpaid interest. The placement of the Senior Notes yielded the Company net proceeds of $110,158 after deducting offering expenses of $4,842, including $3,450 of underwriting fees paid to an affiliate of the stockholder. The Senior Notes are redeemable at the option of the Company, in whole or part, at any time after July 1, 2003 at a price of up to 105.25% of the outstanding principal balance plus accrued and unpaid interest. Prior to July 1, 2003, the Company is permitted to repurchase up to 35% of the Senior Notes at a redemption price of up to 110.5% of the aggregate principal amount plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. The Senior Notes contain certain customary covenants including restrictions on the declaration and payment of dividends by the Company to Holding and limitations on the incurrence of additional indebtedness. On December 22, 1998, the Company completed the registration of its Senior Notes with the Securities and Exchange Commission.

10.  OTHER NOTES PAYABLE

         On June 9, 1995, the Predecessor acquired all of the issued and outstanding stock of Scent Seal Inc. ("Scent Seal"). The acquisition of Scent Seal did not have a material impact on the financial position or results of operations of the Predecessor and was accounted for as a purchase transaction whereby the purchase cost was allocated to the fair value of the net assets acquired. In connection with the acquisition of Scent Seal, the Predecessor issued $3,627 in noninterest bearing promissory notes (the "Notes") to an employee of the Predecessor who was previously a Scent Seal stockholder. The Predecessor recorded a debt discount of $649 in connection with the issuance of the Notes to reflect an effective interest rate of 10%. The discount was being amortized over the term of the Notes.

         Under certain provisions of the Scent Seal acquisition agreement, the Company was permitted to reduce the outstanding principal balance of the Notes based upon the ultimate realization of assets acquired and settlement of liabilities assumed. In June 1998, the Company reached a settlement with the holder of the Notes under these provisions which resulted in the reduction of the outstanding principal balance of the Notes of $120. The remaining principal balance of the Notes of $1,330 was repaid in July 1998 in accordance with the terms of the Notes.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


11.  REDEEMABLE PREFERRED STOCK OF PREDECESSOR

         In connection with the 1993 acquisition of Arcade, the Predecessor authorized and issued 8,000 shares of 7% cumulative, $1 par value redeemable preferred stock at $1,000 per share. The redeemable preferred stock prohibited the Predecessor from acquiring its common stock as long as the preferred stock was outstanding and restricted the payment of common stock dividends. Accrued and unpaid dividends of $678 accrued through December 31, 1994, were added to the outstanding balance. The redeemable preferred stock would have been redeemable on December 31, 2001, at liquidation value of $1,000 per share plus accrued and unpaid dividends. In conjunction with the sale of Predecessor on December 15, 1997 (see Note 3), all outstanding redeemable preferred stock was redeemed at $1,000 per share plus accrued and unpaid dividends.

12.  INITIAL CAPITALIZATION

         In conjunction with the Acquisition, Acquisition Corp. issued $30,000 of Floating Rate Notes, $50,279 of Manditorily Redeemable Senior Preferred Stock (the "Senior Preferred Stock") and $1,111 of its Common Stock. The Floating Rate Notes were issued with an original issuance discount of $5,389 and bear interest at a rate equal to the rate in effect on the Bridge Loans (see Note 3) plus 2.50%. After the completion of the Refinancing (see Note 3) on June 25, 1998, the Floating Rate Notes bear interest at 15% per annum. Interest is payable quarterly and can be settled through the issuance of additional Floating Rate Notes through maturity at the discretion of Acquisition Corp. The original issuance discount of $5,389 is being amortized using the effective interest method over the life of the Floating Rate Notes. The unamortized balance of the original issue discount was $5,152 and $4,740 at June 30, 1998 and June 30, 1999, respectively. The Floating Rate Notes mature on December 15, 2009 and are held by affiliates of the primary shareholder of Acquisition Corp. The Senior Preferred Stock accretes in value at 15% per annum and must be redeemed by December 15, 2012. The Floating Rate Notes and Senior Preferred Stock are general unsecured obligations of Acquisition Corp.

         The cash proceeds from the issuance of the Floating Rate Notes, Senior Preferred Stock and Common Stock of approximately $76,000 and a Senior Preferred Stock option of $2,363 (see Note 16) were contributed by Acquisition Corp. to the Company in exchange for 1,000 shares of the Company's Common Stock. Subsequent to the initial capitalization of the Company, Acquisition Corp. contributed $1 and all of its ownership interest in the Company to Holding for all of the outstanding equity of Holding.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


12.  INITIAL CAPITALIZATION (Continued)

         On June 25, 1998, Holding completed a private offering of $50,000 Senior Discount Debentures (the "Debentures"). The Debentures do not accrue or pay interest until July 1, 2003 and were issued with an original issuance discount of $24,038. The original issuance discount is being accreted from issuance through July 1, 2003 at an effective rate of 13.5% per annum. The unamortized balance of the original issuance discount was $23,980 and $20,349 at June 30, 1998 and June 30, 1999, respectively. After July 1, 2003, the Debentures will accrue interest at a rate of 13.5% per annum, payable semi-annually, commencing January 1, 2004. The Debentures are redeemable at the option of Holding, in whole or in part, at any time on or after July 1, 2003 at a price of up to 106.75% of the outstanding principal balance plus accrued and unpaid interest. Prior to July 1, 2003, Holding is permitted to repurchase up to 35% of the aggregate principal amount at maturity of the Debentures originally issued at a redemption price equal to 113.5% of the accreted value of the Debentures with the net proceeds of one or more public equity offerings. The Debentures are general unsecured obligations of Holding. With the proceeds of the Debenture offering, Holding contributed $22,499 of cash to the Company. No additional shares were issued to Holding as a result of this contribution. On December 22, 1998, Holding completed the registration of its Senior Discount Debentures with the Securities and Exchange Commission.

         Acquisition Corp. and Holding have no other operations other than the Company. Absent additional financing by Acquisition Corp. or Holding, the Company's operations represent the only current source of funds available to service the Floating Rate Notes, Senior Preferred Stock and Debentures; however, the Company is not obligated to pay or otherwise guarantee the Floating Rate Notes, Senior Preferred Stock and Debentures.

13.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

         Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense was $443, $192, $198 and $338 for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively. Future minimum lease payments under these leases are as follows:

                                         2000..............  $    162
                                         2001..............       138
                                                             --------

                                                             $    300
                                                             ========

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


13.  COMMITMENTS AND CONTINGENCIES (Continued)

     Royalty Agreements

         Royalty agreements are maintained for certain technologies used in the manufacture of certain products. Under the terms of one royalty agreement, payments are required based on a percentage of net sales of those products manufactured with the specific technology, or a minimum of $500 per year. This agreement expires in 2003 or when a total of $12,500 in cumulative royalty payments has been paid. The Company expensed $761, $437, $516 and $500 under this agreement for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively. The Company has paid $4,576 in cumulative royalty payments under this agreement through June 30, 1999.

         Under the terms of another agreement, royalty payments are required based on the number of products sold that were manufactured with the specific licensed technology, or a minimum payment per year. These minimum payments for years after fiscal 1999 are $625 per year through the expiration of the agreement in 2012. The Company expensed $475, $241, $284 and $575 under this agreement for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively.

     Employment Agreements

         The Company has employment agreements with certain officers with terms through February 1, 2002. Such agreements provide for base salaries totaling $825 per year. One officer has an incentive bonus of up to 200% of base salary which is payable if certain financial and management goals are attained and certain other incentive payments. One of the employment agreements also provides severance benefits of up to two years of base salary if the officer's services are terminated under certain conditions.

         During fiscal 1999, two executive officers employment was terminated with the Company. In accordance with the terms of former officers' employment agreements, the Company was obligated for severance benefits of approximately $610. The Company had paid approximately $457 of these benefits by June 30, 1999. The remaining balance of $153 is included in accrued compensation at June 30, 1999.

     Litigation

         The Company is a party to litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


14.  RETIREMENT PLANS

         A 401(k) defined contribution plan (the "Plan") is maintained for substantially all full-time salaried employees. Applicable employees who have six months of service and have attained age 21 are eligible to participate in the Plan. Employees may elect to contribute a percentage of their earnings to the Plan in accordance with limits prescribed by law. Contributions to the Plan are determined annually by the Company and generally are a matching percentage of employee contributions. Costs associated with the Plan totaled $180, $95, $113 and $201 for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively.

         Certain hourly employees are covered under a multiemployer defined benefit plan administered under a collective bargaining agreement. Costs (determined by union contract) under the defined benefit plan were $143, $80, $81 and $204 for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997, from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively.

15.  INCOME TAXES

         The Company is included in the consolidated federal income tax return filed by Acquisition Corp. for periods subsequent to December 15, 1997. Income taxes related to the Company for the period from December 16, 1997 through June 30, 1999 were determined on a separate entity basis. The Company files separate state income tax returns and calculates its state tax provision on a separate company basis. Any income taxes payable or receivable by the consolidated group are settled or received by the Company. The Predecessor was not part of a consolidated group.

         For financial reporting purposes, income (loss) before income taxes includes the following components:


                                                                July 1,       December 16,
                                                                 1997             1997
                                               Year Ended       through          through      Year Ended
                                                June 30,     December 15,       June 30,       June 30,
                                                  1997           1997             1998           1999
                                                  ----           ----             ----           ----
         Income (loss) before income taxes:
             United States.................     $  7,609       $  3,298       $   (8,169)      $  (2,266)
             Foreign.......................         (492)           (64)             682             522
                                                ---------      ---------      ----------       ---------

                                                $  7,117       $  3,234       $   (7,487)      $  (1,744)
                                                ========       ========        =========       =========


                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)



15.  INCOME TAXES (Continued)

         Significant components of the provision (benefit) for income taxes are as follows:

                                                                July 1,       December 16,
                                                                 1997             1997
                                               Year Ended       through          through      Year Ended
                                                June 30,     December 15,       June 30,       June 30,
                                                  1997           1997             1998           1999
                                                  ----           ----             ----           ----
         Current expense (benefit):
             Federal.......................     $  2,880       $    1,623     $        -       $       -
             Foreign.......................            -                -            104             204
             State.........................          552              278           (121)              -
                                                --------       ----------     ----------       ---------
                                                   3,432            1,901            (17)            204
                                                --------       ----------     ----------       ---------


         Deferred expense (benefit):
             Federal.......................          (90)           (376)         (1,900)            569
             Foreign.......................         (165)            (25)            162               -
             State.........................          (42)            (59)           (278)             74
                                                --------       ---------      ----------       ---------
                                                    (297)           (460)         (2,016)            643
                                                --------       ---------      ----------       ---------

                                                $  3,135       $    1,441     $   (2,033)      $     847
                                                ========       ==========     ==========       =========




         The significant components of deferred tax assets and deferred tax liability at June 30, 1998 and 1999, were as follows:

                                                          June 30, 1998                      June 30, 1999
                                                    ------------------------           ------------------------
                                                    Current       Noncurrent           Current       Noncurrent
                                                    ------------------------           ------------------------
         Deferred income tax assets:
             Accrued expenses...................   $     719      $       -           $     308      $       -
             Allowance for doubtful accounts....         108              -                  92              -
             Net operating loss carryforwards...           -          2,947                   -          3,132
             Preferred stock option.............           -            922                   -              -
                                                   ---------      ---------           ---------      ---------
                                                         827          3,869                 400          3,132
         Deferred income tax liability:
             Property, plant and equipment......           -          4,143                   -          3,340
                                                   ---------      ---------           ---------      ---------

                                                   $     827      $    (274)          $     400      $    (208)
                                                   =========      =========           =========      =========



                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


15.  INCOME TAXES (Continued)

         The income tax provision recognized by the Predecessor for the year ended June 30, 1997, the period from July 1, 1997 through December 15, 1997 and by the Company for the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following:

                                                                    July 1,         December 16,
                                                                     1997               1997
                                                  Year Ended        through            through       Year Ended
                                                   June 30,      December 15,         June 30,        June 30,
                                                     1997            1997               1998            1999
                                                     ----            ----               ----            ----
         Computed tax provision (benefit)
           at statutory rate....................   $   2,420      $   1,100         $ (2,546)         $   (593)
         State income tax provision (benefit),..
           net of federal effect................         335            145             (263)              (49)
         Nondeductible expenses.................         455            193              720             1,477
         Other, net.............................         (75)             3               56                12
                                                   ---------      ---------        ---------         ---------

                                                   $   3,135      $   1,441        $  (2,033)        $     847
                                                   =========      =========        ==========        =========



         In conjunction with the Acquisition, the Company recognized an income tax benefit of $7,327 related to the excess of the redemption price over the strike price of certain non-qualified options of the Predecessor redeemed and retired by the Company. This benefit was recorded as a reduction to goodwill.

         Due to the Company's current year losses and certain transactions made in conjunction with the Acquisition, the Company has recorded a long-term deferred tax asset of $3,132 reflecting cumulative net operating loss carryforwards available to offset future federal taxable income of approximately $6,900 and future state taxable income of approximately $15,600 at June 30, 1999. These cumulative net operating loss carryforwards expire in varying amounts through 2019. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

16.  STOCK OPTIONS

         The Predecessor sponsored a key employee stock option plan under which a maximum of 12,571 shares of the Predecessor's common stock could be reserved for nonqualified options; all stock options were granted with an exercise price equal to the fair market value of $100 per share. All options vested ratably over five years and would have expired ten years from the grant date.

         The Predecessor accounted for its employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of the Predecessor's employee stock options equaled the market value of the underlying stock on the date of grant, no compensation expense was recognized.

         A summary of the Predecessor's stock option activity and related information follows:

                                                       June 30, 1997
                                                              Weighted
                                                               Average
                                                              Exercise
                                                    Options     Price

         Outstanding, beginning of year.........    12,571    $   100
              Granted...........................         -          -
              Exercised.........................         -          -
              Forfeited.........................         -          -
                                                  --------    -------

         Outstanding, end of year...............    12,571    $   100
                                                  ========    =======

         Exercisable, end of year...............     5,866    $   100
                                                  ========    =======

         Weighted average remaining
              contractual life..................         7.3 years

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires disclosure of pro forma information regarding net income for option grants subsequent to December 15, 1995. Because all of the Predecessor's options were granted prior to that date, no pro forma adjustments to net income or disclosure of information would apply under SFAS 123.

          As a result of the sale of the  Predecessor  on December 15, 1997 (see
     Note 3), all outstanding options became immediately vested and exercisable under the terms of the original individual stock option agreements. In connection with the Acquisition, the Company purchased and retired 11,201 options of the Predecessor for $19,342. The remaining 1,370 options of the Predecessor held by an officer, which had a cumulative exercise price of $137, were exchanged at fair value for an option to purchase 100,000 shares of Acquisition Corp.'s Senior Preferred Stock with a cumulative stated value of $2,500 (the "Preferred Stock Option"). The 1,370 options were subsequently retired. The Preferred Stock Option had an exercise price of $137. The total consideration of $21,705 used to purchase and retire the outstanding options of the Predecessor was included in the cost of the Acquisition (see Note 3).

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

16.  STOCK OPTIONS (Continued)

         The Preferred Stock Option was issued with a Put and Call Option (the "Put and Call Option") which granted the officer the right to compel DLJMBII to purchase the 100,000 shares of Senior Preferred Stock obtainable under the Preferred Stock Option, together with certain common equity interests in Acquisition Corp. held by the officer, for $2,590. The Put and Call Option also granted DLJMBII the right to purchase the equity interests, both common and preferred, of the officer for the same amount. The Put and Call Option had a stated termination on June 30, 1998. The officer agreed to terminate the Put and Call Option and enter into a new put option (the "Put Option") dated June 17, 1998. The Put Option granted the officer an irrevocable option to require Acquisition Corp. to purchase 80,000 shares of the Senior Preferred Stock obtainable under the Preferred Stock Option for $2,000 in cash. As the terms of the Put Option were generally more restrictive than the Put and Call Option, no compensation expense was recognized as a result of the transaction. On July 30, 1998, the officer exercised the Preferred Stock Option and Put Option. To provide Acquisition Corp. the funds to redeem the 80,000 shares of Senior Preferred Stock, Holding issued Acquisition Corp. a dividend of $1,863 in cash on such date.

         Subsequent to the Acquisition, Acquisition Corp. adopted the 1998 Stock Option Plan ("Option Plan") for certain key employees and directors of Acquisition Corp. and any parent or subsidiary of Acquisition Corp. The Option Plan authorizes the issuance of options to acquire up to 100,000 shares of Acquisition Corp. Common Stock. The terms of each individual options grant are determined by the Board of Directors. The exercise price for each grant is required to be set at least equal to the fair market value per share of Acquisition Corp. provided that the exercise price shall not be less than $1.00 per share. Options may be exercisable for up to ten years.

         On June 17, 1998, Acquisition Corp. granted an officer of the Company options to purchase 32,500 shares of Acquisition Corp. Common Stock. All options had an exercise price of $1.00 per share and a term of 10 years. These options were forfeited during 1999 upon the resignation of the officer.

         The Company has elected to account for its stock based compensation with employees under the intrinsic value method as permitted under SFAS
     123. Under the intrinsic value method, because the stock price of the Company's employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized. If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by SFAS 123, the net loss for the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999 would have been $(5,455) and $(2,593), respectively. In making this determination, fair value was estimated on the date of grant using the minimum value method and a risk-free interest rate of 5.4%. The weighted average fair value at date of grant of options granted during 1998 was approximately $0.41 per option.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)



17.  RELATED PARTY TRANSACTIONS

         The Predecessor made payments to a company controlled by a stockholder of the Predecessor of $612 for the year ended June 30, 1997 and $160 for the period from July 1, 1997 through December 15, 1997, for management fees, bonuses and expense reimbursements.


         The Predecessor made payments to another stockholder of $120 for the year ended June 30, 1997 and $55 for the period from July 1, 1997 through December 15, 1997, for management fees.

         The Successor made payments to an affiliate of DLJMBII of $125 and $250 for the period from December 16, 1997 through June 30, 1998 and the year ended June 30, 1999, respectively, for financial advisory fees. In addition, the Successor had approximately $200 of cash on deposit with a financial institution affiliated with DLJMBII as of June 30, 1998.

18.  SUBSEQUENT EVENT

          On September 15, 1999, AKI acquired all of the equity interests in RetCom Holdings Ltd. and its subsidiaries for a total cost of approximately $12,000 and refinanced working capital indebtedness of approximately $4,500 of RetCom Holdings Ltd. and its subsidiaries. The purchase price and refinancing of indebtedness were initially financed by borrowings under the credit agreement.

19.  GEOGRAPHIC INFORMATION

         The following table illustrates geographic information for revenues and long-lived assets. Revenues are attributed to countries based on the receipt of sales orders, and long-lived assets are based upon the country of domicile.
                                        United
                                        States           France         Total

                                                       Predecessor
                                                       -----------

     Net sales:

     Year ended June 30, 1997......  $    70,660    $     7,063    $    77,723
     Period from July 1, 1997
       through December 15, 1997...       32,600          2,586         35,186

      ________________________________________________________________________

                                                       Successor
                                                       ---------
     Net sales:

     Period from December 16, 1997
       through June 30, 1998.......  $    29,162    $     6,904    $    36,066
     Year ended June 30, 1999......       71,056         14,911         85,967

     Long-lived assets:

     June 30, 1998.................      187,250            158        187,408
     June 30, 1999.................      181,451            107        181,558

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


20.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the unaudited quarterly results of operations for Fiscal 1998 and Fiscal 1999.



                                       Predecessor                                    Successor
                                            October 1,    December 16,
                                               1997           1997
                           Quarter Ended      through        through      Quarter Ended  Quarter Ended
                           September 30,   December 15,   December 31,      March 31,      June 30,         Full
     Fiscal 1998               1997            1997           1997             1998          1998           Year
                               ----            ----           ----             ----          ----           ----

     Net sales.............  $  21,928      $  13,258     $     2,791     $   19,191      $  14,084       $  71,252
     Gross profit..........      8,306          4,071             813          7,256          3,479          23,925
     Income from operations      4,680          1,426             153          3,603            104           9,966
     Interest expense, net.      1,451          1,195             759          4,404          6,106          13,915
     Net income (loss).....      1,796             (3)           (443)          (887)        (4,124)         (3,661)







                                                                      Successor
                                  Quarter Ended     Quarter Ended    Quarter Ended     Quarter Ended
                                  September 30,     December 31,       March 31,         June 30,           Full
     Fiscal 1999                      1998              1998             1999              1999             Year
                                      ----              ----             ----              ----             ----

     Net sales.............         $ 24,024         $  20,437         $  24,518        $  16,988         $  85,967
     Gross profit..........            8,603             6,777             9,691            5,697            30,768
     Income from operations            4,337             2,331             4,616              378            11,662
     Interest expense, net.            3,210             3,244             3,298            3,276            13,028
     Net income (loss).....              273              (970)              281           (2,175)           (2,591)

