Form 10-Q
period 2001-03-31
AKI INC; AKI HOLDING CORP
filed 2001-05-14
CIK 1067549, 1067550

FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission File Number: 333-60991

                                AKI HOLDING CORP.
             (Exact name of registrant as specified in its charter)

                    Delaware                            74-2883163
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (X) Yes ( ) No

As of May 14, 2001, 1,000 shares of common stock of AKI Holding Corp., $.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $.01 par value, were outstanding.

AKI, Inc. meets the  requirements set forth in General  Instruction  H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                       AKI HOLDING CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  AKI Holding Corp. and Subsidiaries

                       Consolidated Condensed Balance Sheet

                       -    March 31, 2001
                       -    June 30, 2000

                       Consolidated Condensed Statements of Operations

                       -    Three months ended March 31, 2001
                       -    Three months ended March 31, 2000
                       -    Nine months ended March 31, 2001
                       -    Nine months ended March 31, 2000

                       Consolidated Condensed Statement of Changes in Stockholder's Equity

                       -    Nine months ended March 31, 2001

                       Consolidated Condensed Statements of Cash Flows

                       -    Nine months ended March 31, 2001
                       -    Nine months ended March 31, 2000

                       Notes to Consolidated Condensed Financial Statements

                  AKI, Inc. and Subsidiaries

                       Consolidated Condensed Balance Sheet

                       -    March 31, 2001
                       -    June 30, 2000

                       Consolidated Condensed Statements of Operations

                       -    Three months ended March 31, 2001
                       -    Three months ended March 31, 2000
                       -    Nine months ended March 31, 2001
                       -    Nine months ended March 31, 2000

                       Consolidated Condensed Statement of Changes in Stockholder's Equity

                       -    Nine months ended March 31, 2001

                       Consolidated Condensed Statements of Cash Flows

                       -    Nine months ended March 31, 2001
                       -    Nine months ended March 31, 2000

                       Notes to Consolidated Condensed Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (dollars in thousands, except share information)


                                                                                  March 31,           June 30,
                                                                                    2001                2000
                                                                                -------------      -------------
                                                                                 (unaudited)        (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       2,046      $       1,158
Accounts receivable, net...................................................            30,330             21,522
Inventory..................................................................             7,311              7,757
Prepaid expenses...........................................................               472                 92
Deferred income taxes......................................................               396                396
                                                                                -------------      -------------

   Total current assets....................................................            40,555             30,925

Property, plant and equipment, net.........................................            16,290             17,097
Goodwill, net..............................................................           158,867            162,472
Other intangible assets, net...............................................             6,455              7,174
Deferred charges, net......................................................             4,679              5,461
Deferred income taxes......................................................               340                720
Other assets...............................................................                91                 88
                                                                                -------------      -------------

   Total assets............................................................     $     227,277      $     223,937
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations...............................     $         509      $         847
Accounts payable, trade....................................................             3,906              3,565
Accrued income taxes.......................................................             1,793                310
Accrued compensation.......................................................             4,683              3,965
Accrued interest...........................................................             2,850              5,695
Accrued expenses...........................................................             2,412              2,370
                                                                                -------------      -------------

   Total current liabilities...............................................            16,153             16,752

Long-term portion of capital lease obligations.............................                 -                502
Revolving credit line......................................................            12,125              9,000
Senior notes...............................................................           103,510            107,510
Senior discount debentures.................................................            26,901             27,863
Promissory note to stockholder.............................................             2,904                  -
Deferred income taxes......................................................               240              1,077
Other non-current liabilities..............................................             2,561              2,399
                                                                                -------------      -------------

   Total liabilities.......................................................           164,394            165,103

Stockholder's equity
Common stock, $0.01 par 1,000 shares authorized;
    1,000 shares issued and outstanding....................................                 -                  -
Additional paid-in capital.................................................            91,006             88,935
Accumulated deficit........................................................           (11,801)           (13,829)
Accumulated other comprehensive loss.......................................              (592)              (542)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                -------------      -------------

   Total stockholder's equity..............................................            62,883             58,834
                                                                                -------------      -------------


   Total liabilities and stockholder's equity..............................     $     227,277      $     223,937
                                                                                =============      =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)




                                                                 Three months ended                    Nine months ended
                                                                 ------------------                    -----------------
                                                         March 31, 2001     March 31, 2000    March 31, 2001     March 31, 2000
                                                         --------------     --------------    --------------     --------------
                                                           (unaudited)        (unaudited)       (unaudited)        (unaudited)

Net sales.........................................          $  32,601          $  25,433         $  89,690          $  74,320
Cost of goods sold................................             18,836             15,492            54,633             44,572
                                                            ---------          ---------         ---------          ---------

   Gross profit...................................             13,765              9,941            35,057             29,748

Selling, general and administrative expenses......              5,021              3,630            13,954             12,285
Amortization of goodwill and other intangibles....              1,446              1,373             4,311              3,928
Gain from settlement of litigation, net...........                  -                 12                 -               (858)
                                                            ---------          ---------         ---------          ---------

   Income from operations.........................              7,298              4,926            16,792             14,393

Other expenses:
   Interest expense to stockholder................                 91                  -               272                  -
   Interest expense other, net....................              4,178              4,382            12,645             13,049
   Management fees and other, net.................                 63                 62               188                187
                                                            ---------          ---------         ---------          ---------

   Income before income taxes and extraordinary
   gain...........................................              2,966                482             3,687              1,157

Income tax expense................................              1,665                714             3,020              1,618
                                                            ---------          ---------         ---------          ---------

   Income (loss) before extraordinary gain........              1,301               (232)              667               (461)

Extraordinary gain from early retirement of
debt, net of tax..................................                411                  2             1,361                848
                                                            ---------          ---------         ---------          ---------

   Net income (loss)..............................          $   1,712          $    (230)        $   2,028          $     387
                                                            =========          =========         =========          =========











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)


                                                                                            Accumulated
                                                               Additional                      Other        Carryover
                                            Common Stock         Paid-in     Accumulated   Comprehensive      Basis
                                          Shares    Dollars      Capital       Deficit          Loss        Adjustment     Total
                                         --------  ---------    ---------     ---------        ------      ------------   -------


Balances, June 30, 2000 (unaudited)....    1,000   $    -      $  88,935     $  (13,829)     $   (542)     $  (15,730)    $ 58,834

Equity contribution by AHC I
   Acquisition Corp. (unaudited).......                            2,071                                                     2,071

Net income (unaudited).................                                           2,028                                      2,028

Other comprehensive income, net of tax:
   Foreign currency translation
     adjustment (unaudited)............                                                           (50)                         (50)
                                                                                                                          --------

Comprehensive income (unaudited).......                                                                                      1,978
                                         --------  ---------   ---------     ----------      --------      ----------     --------

Balances, March 31, 2001 (unaudited)...    1,000   $    -      $  91,006     $  (11,801)     $   (592)     $  (15,730)    $ 62,883
                                         ========  =========   =========     ==========      ========      ==========     ========















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)





                                                                                                   Nine months ended
                                                                                                   -----------------
                                                                                          March 31, 2001        March 31, 2000
                                                                                          --------------        --------------
                                                                                            (unaudited)           (unaudited)

Cash flows from operating activities
   Net income....................................................................          $     2,028           $       387
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization of goodwill and other intangibles.............                7,568                 7,188
     Amortization of debt discount...............................................                2,732                 2,760
     Amortization of debt issuance costs.........................................                  497                   573
     Deferred income taxes.......................................................                 (879)                  867
     Gain from early retirement of debt..........................................               (1,361)                 (848)
     Other.......................................................................                  108                  (133)
     Changes in operating assets and liabilities:
       Accounts receivable.......................................................               (8,808)               (3,731)
       Inventory.................................................................                  446                (3,018)
       Prepaid expenses, deferred charges and other assets.......................                 (380)                  397
       Accounts payable and accrued expenses.....................................               (1,744)               (6,474)
       Income taxes..............................................................                1,038                   (32)
                                                                                           -----------           -----------

         Net cash provided by (used in) operating activities.....................                1,245                (2,064)
                                                                                           -----------           -----------

Cash flows from investing activities
   Purchases of equipment........................................................               (2,436)               (2,300)
   Payments for acquisitions, net of cash acquired...............................                    -               (16,162)
                                                                                           -----------           -----------

         Net cash used in investing activities...................................               (2,436)              (18,462)
                                                                                           -----------           -----------

Cash flows from financing activities
   Payments under capital leases for equipment...................................                 (840)                 (510)
   Repurchase of long-term debt..................................................               (3,110)                    -
   Net proceeds on line of credit................................................                3,125                14,200
   Net proceeds from promissory note to stockholder..............................                2,904                     -
                                                                                           -----------           -----------

         Net cash provided by financing activities...............................                2,079                13,690
                                                                                           -----------           -----------

Net increase (decrease) in cash and cash equivalents.............................                  888                (6,836)
Cash and cash equivalents, beginning of period...................................                1,158                 7,015
                                                                                           -----------           -----------

Cash and cash equivalents, end of period.........................................          $     2,046           $       179
                                                                                           ===========           ===========

Supplemental information
   Cash paid during the period for:
     Interest, other.............................................................          $    12,125           $    12,724
     Interest to stockholder.....................................................                  230                     -
     Income taxes................................................................                2,836                 1,157

Significant non-cash activities
   Contribution of equity and retirement of senior discount debentures
     and senior notes............................................................          $     2,071           $     8,080






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

1.   BASIS OF PRESENTATION

          Arcade Holding Corporation (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of Arcade, Inc. ("Arcade") on November 4, 1993. Arcade is principally engaged in interactive printed advertising for fragrance, cosmetics as well as other consumer products companies and has a specialty in the design, production and distribution of sampling systems. Arcade distributes its product from its Chattanooga, Tennessee facilities as well as in Europe through its French subsidiary, Arcade Europe S.A.R.L. DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("AHC") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor. On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor and then merged with and into the Predecessor and the combined entity assumed the name of AKI, Inc. and Subsidiaries ("AKI"). Subsequent to the acquisition, AHC contributed $1 and all of its ownership interest in AKI to AKI Holding Corp. ("Holding") for all of the outstanding equity of Holding.

     Interim financial statements

          The interim consolidated condensed balance sheet at March 31, 2001 and the interim consolidated condensed statements of operations for the three and nine months ended March 31, 2001 and 2000, the interim consolidated condensed statements of cash flows for the nine months ended March 31, 2001 and 2000 and the interim consolidated condensed statement of changes in stockholder's equity for the nine months ended March 31, 2001 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2000 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     Reclassification

          Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   INVENTORY

     The following table details the components of inventory:

                                               March 31, 2001     June 30, 2000
                                               --------------     -------------
                                                (unaudited)        (unaudited)
            Raw materials
                Paper......................      $     2,661        $    3,944
                Other raw materials........            2,307             2,541
                                                 -----------        ----------

                    Total raw materials....            4,968             6,485
            Work in process................            2,543             1,472
                                                 -----------        ----------

                Total inventory............            7,511             7,957
            Reserve for obsolescence.......             (200)             (200)
                                                 -----------        ----------

                Net inventory..............      $     7,311        $    7,757
                                                 ===========        ==========

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

3.       RETIREMENT OF DEBT

               In fiscal 2001, AHC purchased $5,180 of Holding Senior Discount Debentures for $2,071 and AKI purchased $4,000 of AKI Senior Notes for $3,110. The debentures were contributed to Holding and the debentures and notes were subsequently retired.

               In fiscal 2000, AHC purchased $8,770 of Holding Senior Discount Debentures for $4,084 and $7,490 of AKI Senior Notes for $6,486. The debentures and notes were contributed to Holding and subsequently retired.

4.       PROMISSORY NOTE TO STOCKHOLDER

               In May 2000, the Company signed a promissory note payable to AHC, which allows the Company to borrow up to $10 million at such interest rates and due as agreed upon by the Company and AHC. At March 31, 2001, $2,904 was outstanding under this promissory note bearing interest at prime and is due December 31, 2002.

5.       DERIVATIVE INSTRUMENTS

               Effective July 1, 2000, the Company adopted Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 as of July 1, 2000 was not material to the Company's financial statements.

               The Company purchases and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in certain foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the short-term volatility associated with foreign currency purchases and sales in the normal course of business. The Company primarily utilizes foreign currency forward exchange contracts with maturities of less than six months, which do not meet hedge accounting criteria. The fair value of these instruments at March 31, 2001 was not material and the net impact of the related gains and losses were not material.

6.        CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

               The following condensed balance sheets at March 31, 2001 and June
          30, 2000 and condensed statements of operations, changes in stockholder's equity and cash flows for the nine months ended March 31, 2001 and 2000 for Holding have been prepared on the equity basis of accounting and should be read in conjunction with the consolidated statements and notes thereto.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

       6. CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                                  BALANCE SHEET

                                                                      March 31, 2001         June 30, 2000
                                                                      --------------         -------------
                                                                        (unaudited)           (unaudited)

     Assets
     Investment in subsidiaries...............................         $   102,805           $    99,798
     Deferred charges.........................................                 958                 1,167
     Deferred income taxes....................................               2,507                 2,013
                                                                       -----------           -----------

         Total assets.........................................         $   106,270           $   102,978
                                                                       ===========           ===========

     Liabilities
     Accrued income taxes.....................................         $       164           $         9
     Senior discount debentures...............................              26,901                27,863
                                                                       -----------           -----------

         Total liabilities....................................              27,065                27,872
                                                                       -----------           -----------

     Stockholder's equity
     Common Stock, $0.01 par value, 1,000 shares authorized
       1,000 shares issued and outstanding....................                   -                     -
     Additional paid-in capital...............................              91,006                88,935
     Accumulated deficit......................................             (11,801)              (13,829)
                                                                       -----------           -----------

         Total stockholder's equity...........................              79,205                75,106
                                                                       -----------           -----------

         Total liabilities and stockholder's equity...........         $   106,270           $   102,978
                                                                       ===========           ===========




                             STATEMENT OF OPERATIONS

                                                                                    Nine months ended
                                                                                    -----------------
                                                                          March 31, 2001        March 31, 2000
                                                                          --------------        --------------
                                                                            (unaudited)           (unaudited)

     Equity in net income of subsidiaries..........................        $     3,007           $     1,632
     Interest expense..............................................              2,800                 2,829
                                                                           -----------           -----------

         Income (loss) before income taxes and extraordinary gain..                207                (1,197)

     Income tax benefit............................................               (916)                 (923)
                                                                           -----------           -----------

         Income (loss) before extraordinary gain...................              1,123                  (274)

     Extraordinary gain from early retirement of debt, net of tax..                905                   661
                                                                           -----------           -----------

         Net income ...............................................        $     2,028           $       387
                                                                           ===========           ===========


                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

6.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                   Additional
                                                              Common Stock           Paid-in      Accumulated
                                                           Shares       Amount       Capital        Deficit        Total
                                                           ------       ------       -------        -------        -----

     Balances, June 30, 2000 (unaudited).............       1,000      $    -      $   88,935     $  (13,829)    $  75,106

     Equity contribution by AHC I Acquisition Corp.
          (unaudited)................................                                   2,071                        2,071

     Net income (unaudited)..........................                                                  2,028         2,028
                                                          -------      -------     ----------     ----------     ---------

     Balances, March 31, 2001 (unaudited)............       1,000      $    -      $   91,006     $  (11,801)    $  79,205
                                                          =======      =======     ==========     ==========     =========




                             STATEMENT OF CASH FLOWS

                                                                                            Nine months ended
                                                                                            -----------------
                                                                                  March 31, 2001        March 31, 2000
                                                                                  --------------        --------------
                                                                                    (unaudited)           (unaudited)

     Cash flows from operating activities
       Net income.....................................................              $     2,028           $       387
         Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
              Net change in investment in subsidiaries................                   (3,007)               (1,632)
              Amortization of debt discount...........................                    2,732                 2,760
              Amortization of debt issuance costs.....................                       68                    70
              Deferred income taxes...................................                     (916)                 (924)
              Gain from early retirement of debt......................                     (905)                 (661)
                                                                                    -----------           -----------

               Net cash provided by (used in) operating activities                            -                     -
                                                                                    -----------           -----------

     Net increase (decrease) in cash and cash equivalents............                         -                     -
     Cash and cash equivalents, beginning of period..................                         -                     -
                                                                                    -----------           -----------

     Cash and cash equivalents, end of period........................               $         -           $         -
                                                                                    ===========           ===========

     Significant non-cash activities
       Contribution of equity and retirement of senior discount
         debentures and senior notes.................................               $     2,071           $     8,080
       Investment in subsidiaries....................................                         -                 3,996


                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                                  March 31,           June 30,
                                                                                    2001                2000
                                                                                -------------      -------------
                                                                                 (unaudited)         (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       2,046      $       1,158
Accounts receivable, net...................................................            30,330             21,522
Inventory..................................................................             7,311              7,757
Prepaid expenses...........................................................               472                 92
Deferred income taxes......................................................               396                396
                                                                                -------------      -------------

   Total current assets....................................................            40,555             30,925

Property, plant and equipment, net.........................................            16,290             17,097
Goodwill, net..............................................................           158,867            162,472
Other intangible assets, net...............................................             6,455              7,174
Deferred charges, net  ....................................................             3,721              4,294
Deferred income taxes......................................................               340                720
Other assets...............................................................                91                 88
                                                                                -------------      -------------

   Total assets............................................................     $     226,319      $     222,770
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations...............................     $         509      $         847
Accounts payable, trade....................................................             3,906              3,565
Accrued income taxes.......................................................             1,629                301
Accrued compensation.......................................................             4,683              3,965
Accrued interest...........................................................             2,850              5,695
Accrued expenses...........................................................             2,412              2,370
                                                                                -------------      -------------

   Total current liabilities...............................................            15,989             16,743

Long-term portion of capital lease obligations.............................                 -                502
Revolving credit line......................................................            12,125              9,000
Senior notes...............................................................           103,510            107,510
Promissory note to affiliate...............................................             2,904                  -
Deferred income taxes......................................................             2,747              3,090
Other non-current liabilities..............................................             2,561              2,399
                                                                                -------------      -------------

   Total liabilities.......................................................           139,836            139,244

Stockholder's equity
Common stock, $0.01 par 100,000 shares authorized;
   1,000 shares issued and outstanding.....................................                 -                  -
Additional paid-in capital.................................................           107,348            107,348
Accumulated deficit........................................................            (4,543)            (7,550)
Accumulated other comprehensive loss.......................................              (592)              (542)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                --------------     -------------

   Total stockholder's equity..............................................            86,483             83,526
                                                                                -------------      -------------

   Total liabilities and stockholder's equity..............................     $     226,319      $     222,770
                                                                                =============      =============










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                                 Three months ended                    Nine months ended
                                                                 ------------------                    -----------------
                                                         March 31, 2001     March 31,2000     March 31, 2001     March 31, 2000
                                                         --------------     -------------     --------------     --------------
                                                           (unaudited)        (unaudited)       (unaudited)        (unaudited)

Net sales.........................................          $  32,601          $  25,433         $  89,690          $  74,320
Cost of goods sold................................             18,836             15,492            54,633             44,572
                                                            ---------          ---------         ---------          ---------

   Gross profit...................................             13,765              9,941            35,057             29,748

Selling, general and administrative expenses......              5,021              3,631            13,954             12,286
Amortization of goodwill and other intangibles....              1,446              1,373             4,311              3,928
Gain from settlement of litigation, net...........                  -                 12                 -               (858)
                                                            ---------          ---------         ---------          ---------

   Income from operations.........................              7,298              4,925            16,792             14,392

Other expenses:
   Interest expense to affiliate..................                 91                  -               272                  -
   Interest expense other, net....................              3,240              3,479             9,845             10,220
   Management fees and other, net.................                 63                 62               188                187
                                                            ---------          ---------         ---------          ---------

   Income before income taxes and extraordinary
   gain...........................................              3,904              1,384             6,487              3,985

Income tax expense................................              1,972              1,008             3,936              2,540
                                                            ---------          ---------         ---------          ---------

   Income before extraordinary gain...............              1,932                376             2,551              1,445

Extraordinary gain from early retirement of
debt, net of tax..................................                  -                  -               456                187
                                                            ---------          ---------         ---------          ---------

   Net income.....................................          $   1,932          $     376         $   3,007          $   1,632
                                                            =========          =========         =========          =========














              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)


                                                                                            Accumulated
                                                               Additional                      Other        Carryover
                                            Common Stock         Paid-in     Accumulated   Comprehensive      Basis
                                          Shares    Dollars      Capital       Deficit          Loss        Adjustment     Total
                                         --------  ---------    ---------     ---------        ------      ------------   -------


Balances, June 30, 2000 (unaudited)....    1,000   $     -     $  107,348    $  (7,550)      $   (542)     $  (15,730)    $ 83,526

Net income (unaudited).................                                          3,007                                       3,007

Other comprehensive income, net of tax:
   Foreign currency translation
     adjustment (unaudited)............                                                           (50)                         (50)
                                                                                                                          --------

Comprehensive income (unaudited).......                                                                                      2,957
                                         --------  ---------   ----------    ---------       --------      ----------     --------

Balances, March 31, 2001 (unaudited)...    1,000   $     -     $  107,348    $  (4,543)      $   (592)     $  (15,730)    $ 86,483
                                         ========  =========   ==========    =========       ========      ==========     ========




















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)




                                                                                                   Nine months ended
                                                                                                   -----------------
                                                                                          March 31, 2001        March 31, 2000
                                                                                          --------------        --------------
                                                                                            (unaudited)           (unaudited)

Cash flows from operating activities
   Net income ...................................................................          $     3,007           $     1,632
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of goodwill and other intangibles.............                7,568                 7,188
     Amortization of debt issuance cost..........................................                  429                   503
     Deferred income taxes.......................................................                   37                 1,790
     Gain from early retirement of debt..........................................                 (456)                 (187)
     Other.......................................................................                  108                  (133)
     Changes in operating assets and liabilities:
       Accounts receivable.......................................................               (8,808)               (3,731)
       Inventory.................................................................                  446                (3,018)
       Prepaid expenses, deferred charges and other assets.......................                 (380)                  398
       Accounts payable and accrued expenses.....................................               (1,744)               (6,474)
       Income taxes..............................................................                1,038                   (32)
                                                                                           -----------           -----------

         Net cash provided by (used in) operating activities.....................                1,245                (2,064)
                                                                                           -----------           ------------

Cash flows from investing activities
   Purchases of equipment........................................................               (2,436)               (2,300)
   Payments for acquisitions, net of cash acquired...............................                    -               (16,162)
                                                                                           -----------           -----------

         Net cash used in investing activities...................................               (2,436)              (18,462)
                                                                                           -----------           -----------

Cash flows from financing activities
   Payments under capital leases for equipment...................................                 (840)                 (510)
   Repurchase of long-term debt..................................................               (3,110)                    -
   Net proceeds on line of credit................................................                3,125                14,200
   Net proceeds from promissory note to affiliate................................                2,904                     -
                                                                                           -----------           -----------

         Net cash provided by financing activities...............................                2,079                13,690
                                                                                           -----------           -----------

Net increase (decrease) in cash and cash equivalents.............................                  888                (6,836)
Cash and cash equivalents, beginning of period...................................                1,158                 7,015
                                                                                           -----------           -----------

Cash and cash equivalents, end of period.........................................          $     2,046           $       179
                                                                                           ===========           ===========


Supplemental information
   Cash paid during the period for:
     Interest, other.............................................................          $    12,125           $    12,724
     Interest to affiliate.......................................................                  230                     -
     Income taxes................................................................                2,836                 1,157

Significant non-cash activities
   Contribution of equity and retirement of senior notes.........................          $         -           $     3,996







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

1.       BASIS OF PRESENTATION

               Arcade Holding Corporation (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of Arcade, Inc. ("Arcade") on November 4, 1993. Arcade is principally engaged in interactive printed advertising for fragrance, cosmetics as well as other consumer products companies and has a specialty in the design, production and distribution of sampling systems. Arcade distributes its product from its Chattanooga, Tennessee facilities as well as in Europe through its French subsidiary, Arcade Europe S.A.R.L. DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("AHC") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor. On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor and then merged with and into the Predecessor and the combined entity assumed the name of AKI, Inc. and Subsidiaries ("AKI"). Subsequent to the acquisition, AHC contributed $1 and all of its ownership interest in AKI to AKI Holding Corp. ("Holding") for all of the outstanding equity of Holding.

          Interim financial statements

               The interim consolidated condensed balance sheet at March 31, 2001 and the interim consolidated condensed statements of operations for the three and nine months ended March 31, 2001 and 2000, the interim consolidated condensed statements of cash flows for the nine months ended March 31, 2001 and 2000 and the interim consolidated condensed statement of changes in stockholder's equity for the nine months ended March 31, 2001 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2000 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2.       INVENTORY

         The following table details the components of inventory:

                                               March 31, 2001     June 30, 2000
                                               --------------     -------------
                                                (unaudited)        (unaudited)
              Raw materials
                  Paper....................      $     2,661        $    3,944
                  Other raw materials......            2,307             2,541
                                                 -----------        ----------

                      Total raw materials..            4,968             6,485
              Work in process..............            2,543             1,472
                                                 -----------        ----------

                  Total inventory..........            7,511             7,957
              Reserve for obsolescence.....             (200)             (200)
                                                 -----------        ----------

                  Net inventory............      $     7,311        $    7,757
                                                 ===========        ==========

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


3.       RETIREMENT OF DEBT

               In fiscal 2001, AKI purchased $4,000 of AKI Senior Notes for $3,110. The notes were subsequently retired.

               In fiscal 2000, AHC purchased $7,490 of AKI Senior Notes for $6,486. The notes were contributed to Holding and Holding contributed the notes to AKI. The notes were subsequently retired.

4.       PROMISSORY NOTE TO AFFILIATE

               In May 2000, the Company signed a promissory note payable to AHC, which allows the Company to borrow up to $10 million at such interest rates and due as agreed upon by the Company and AHC. At March 31, 2001, $2,904 was outstanding under this promissory note bearing interest at prime and is due December 31, 2002.

5.        DERIVATIVE INSTRUMENTS

               Effective July 1, 2000, the Company adopted Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 as of July 1, 2000 was not material to the Company's financial statements.

               The Company purchases and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in certain foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the short-term volatility associated with foreign currency purchases and sales in the normal course of business. The Company primarily utilizes foreign currency forward exchange contracts with maturities of less than six months, which do not meet hedge accounting criteria. The fair value of these instruments at March 31, 2001 was not material and the net impact of the related gains and losses were not material.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Item 2 is presented with respect to both AKI Holding Corp. and AKI, Inc. As used within Item 2, the term "Company" refers to AKI Holding Corp. and its subsidiaries including AKI, Inc. ("AKI"), the term "Holding" refers to AKI Holding Corp. and the term "RHL" refers to Retcom Holdings Ltd. and subsidiaries.

General

     The sales of our company are derived primarily through its multi-sensory, interactive marketing activities primarily from the sale of printed advertising materials with sampling systems and products to fragrance, cosmetics and consumer products companies, and also from creative services. Substantially all of our company's sales are made directly to its customers while a small portion are made through advertising agencies. Each of our customer's marketing programs is unique and pricing is negotiated based on estimated costs plus a margin. While our company and its customers generally do not enter into long-term contracts, our company has had long-standing relationships with the majority of its customer base.

Retcom Holdings Ltd. Acquisition

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RHL at a purchase price of approximately $12 million and refinanced RHL's working capital indebtedness of approximately $5 million. The purchase price and refinancing of RHL's indebtedness were financed by borrowings under a revolving credit line with Heller Financial, Inc.

Results of Operations

 Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Net Sales. Net sales for the three months ended March 31, 2001 increased $7.2 million, or 28.3%, to $32.6 million, as compared to $25.4 million for the three months ended March 31, 2000. The increase in net sales was primarily attributable to increases in volume and favorable product pricing mix of domestic and international sales of sampling technologies to existing customers for advertising and marketing of fragrances and cosmetics products.

     Gross Profit. Gross profit for the three months ended March 31, 2001 increased $3.9 million, or 39.4%, to $13.8 million, as compared to $9.9 million for three months ended March 31, 2000. Gross profit as a percentage of net sales increased to 42.3% in the three months ended March 31, 2001, from 39.0% in the three months ended March 31, 2000. The increase in gross profit as a percentage of net sales is primarily due to product volume and pricing mix offset by increased raw material costs, additional premium labor costs and increased overhead costs. The increase in raw material costs was primarily due to an increase in paper commodity prices.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2001 increased $1.4 million, or 38.9%, to $5.0 million, as compared to $3.6 million for the three months ended March 31, 2000. Selling, general and administrative expenses as a percent of net sales increased to 15.3% in the three months ended March 31, 2001, from 14.2% in the three months ended March 31, 2000. The increase in selling, general and administrative expenses and the increase as a percent of net sales was primarily due to increased sales commissions and incentive bonuses primarily as a result of the increase in sales volume and other quantitative incentive measures.

     Income from Operations. Income from operations for the three months ended March 31, 2001 increased $2.4 million, or 49.0%, to $7.3 million, as compared to $4.9 million for the three months ended March 31, 2000. Income from operations as a percentage of net sales increased to 22.4% in the three months ended March 31, 2001, from 19.3% in the three months ended March 31, 2000, principally as a result of the factors described above.

     Interest Expense. Interest expense for the three months ended March 31, 2001 decreased $0.1 million, or 2.3%, to $4.3 million, as compared to $4.4 million for the three months ended March 31, 2000. Interest expense as a percentage of net sales decreased to 13.2% in the three months ended March 31, 2001, from 17.3% in the three months ended March 31, 2000. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to the repurchased and retired Senior Discount Debentures and Senior Notes.

     Interest expense for AKI for the three months ended March 31, 2001 decreased $0.2 million, or 5.7%, to $3.3 million, as compared to $3.5 million for the three months ended March 31, 2000. Interest expense as a percentage of net sales decreased to 10.1% in the three months ended March 31, 2001, from 13.8% in the three months ended March 31, 2000. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to the repurchased and retired Senior Notes.

     Income Tax Expense. Income tax expense for the three months ended March 31, 2001 increased $1.0 million to $1.7 million. The Company's effective tax rate, after consideration of non-deductible goodwill amortization and non-taxable gain from settlement of litigation, was 39.9% in the three months ended March 31, 2001, and 42.7% in the three months ended March 31, 2000.

     Income tax expense for AKI for the three months ended March 31, 2001 increased $1.0 million to $2.0 million. AKI's effective tax rate, after consideration of non-deductible goodwill amortization, was 39% in the three months ended March 31, 2001 and 2000.

     Extraordinary Gain from Early Retirement of Debt. Extraordinary gain from early retirement of debt of $0.4 million for the three months ended March 31, 2001 resulted from the purchase and subsequent contribution of Senior Discount Debentures by AHC I Acquisition Corp. The contributed securities were subsequently retired.

     EBITDA. EBITDA for the three months ended March 31, 2001 increased $2.4 million, or 32.4%, to $9.8 million, as compared to $7.4 million for the three months ended March 31, 2000. The increase in EBITDA principally reflects the increase in gross profit partially offset by the increase in selling, general and administrative expenses discussed above. EBITDA as a percentage of net sales was 30.1% and 29.1% in the three months ended March 31, 2001 and 2000, respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles less net gain from settlement of litigation.

  Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000

     Net Sales. Net sales for the nine months ended March 31, 2001 increased $15.4 million, or 20.7%, to $89.7 million as compared to $74.3 million for the nine months ended March 31, 2000. The increase in net sales was primarily attributable to volume and favorable pricing mix in domestic and international sales of sampling technologies for advertising and marketing of fragrance products, partially offset by the unfavorable effect of a stronger U.S. dollar against primarily the French Franc.

     Gross Profit. Gross profit for the nine months ended March 31, 2001 increased $5.4 million, or 18.2%, to $35.1 million as compared to $29.7 million for the nine months ended March 31, 2000. Gross profit as a percentage of net sales decreased to 39.1% in the nine months ended March 31, 2001, from 40.0% in the nine months ended March 31, 2000. The decrease in gross profit as a percentage of net sales is primarily attributable to increased raw material costs, additional premium labor costs, increased overhead costs and foreign exchange rates offset by product mix and increased selling prices.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 2001 increased $1.7 million, or 13.8%, to $14.0 million as compared to $12.3 million for the nine months ended March 31, 2000. The increase in selling, general and administrative expenses was primarily due to increased staffing levels and compensation, including increased sales commissions and incentive bonuses as a result of the increase in sales volume and other quantitative incentive measures. Selling, general and administrative expenses as a percent of net sales decreased to 15.6% in the nine months ended March 31, 2001 from 16.6% in the nine months ended March 31, 2000, primarily due to the increase in net sales.

     Income from Operations. Income from operations for the nine months ended March 31, 2001 increased $2.4 million, or 16.7%, to $16.8 million, as compared to $14.4 million for the nine months ended March 31, 2000. Income from operations for 2000 included a net gain of $0.9 million resulting from a favorable litigation settlement with the sellers of Arcade Holding Corp. Income from operations as a percentage of net sales decreased to 18.7% in the nine months ended March 31, 2001, from 19.4% in the nine months ended March 31, 2000, principally as a result of the factors described above.

     Interest Expense. Interest expense for the nine months ended March 31, 2001 decreased $0.1 million, or 0.8%, to $12.9 million, as compared to $13.0 million for the nine months ended March 31, 2000. Interest expense as a percentage of net sales decreased to 14.4% in the nine months ended March 31, 2001 from 17.5% in the nine months ended March 31, 2000. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to the repurchased and retired Senior Discount Debentures and Senior Notes, partially offset by an increase in interest expense related to use of the credit line and the promissory note to AHC I Acquisition Corp. for working capital and the RHL acquisition.

     Interest expense for AKI for the nine months ended March 31, 2001 decreased $0.1 million, or 1.0%, to $10.1 million, as compared to $10.2 million for the nine months ended March 31, 2000. Interest expense as a percentage of net sales decreased to 11.3% in the nine months ended March 31, 2001, from 13.7% in the nine months ended March 31, 2000. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to the repurchased and retired Senior Notes, partially offset by use of the revolving credit line and the promissory note to AHC I Acquisition Corp. for working capital and the RHL acquisition.

     Income Tax Expense. Income tax expense for the nine months ended March 31, 2001 increased $1.4 million to $3.0 million. The increase is due to the increase in income before income taxes and extraordinary gain as a result of the factors described above. The Company's effective tax rate, after consideration of non-deductible goodwill amortization and non-taxable gain from settlement of litigation, was 41.4% in the nine months ended March 31, 2001 and 44.0% in the nine months ended March 31, 2000.

     Income tax expense for AKI for the nine months ended March 31, 2001 increased $1.4 million to $3.9 million. The increase is due to the increase in income before income taxes and extraordinary gain as a result of the factors described above. AKI's effective tax rate, after consideration of non-deductible goodwill amortization and non-taxable gain from settlement of litigation, was 39.0% in the nine months ended March 31, 2001 and 2000.

     Extraordinary Gain from Early Retirement of Debt. Extraordinary gain from early retirement of debt of $1.4 million for the nine months ended March 31, 2001 and $0.8 million for the nine months ended March 31, 2000 resulted from the purchase and subsequent contribution of Senior Notes and Senior Discount
Debentures by AHC I Acquisition Corp. The contributed securities were subsequently retired.

     Extraordinary gain from early retirement of debt for AKI of $0.5 million for the nine months ended March 31, 2001 and $0.2 million for the nine months ended March 31, 2000 resulted from the purchase in fiscal year 2001 of Senior
Notes by AKI and the purchase in fiscal year 2000 of Senior Notes by AHC I Acquisition Corp. and the subsequent contribution by AKI Holding Corp. The purchased and contributed securities were subsequently retired.

     EBITDA. EBITDA for the nine months ended March 31, 2001 increased $3.7 million, or 17.9%, to $24.4 million as compared to $20.7 million for the nine months ended March 31, 2000. The increase in EBITDA principally reflects the increase in gross profit partially offset by the increase in selling, general and administrative expenses discussed above. EBITDA as a percentage of net sales was 27.2% and 27.9% in the nine months ended March 31, 2001 and 2000, respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles less net gain from settlement of litigation.

Liquidity and Capital Resources

     Our company has substantial indebtedness and significant debt service obligations. As of March 31, 2001, our company had consolidated indebtedness in an aggregate amount of $145.9 million (excluding trade payables, accrued liabilities, deferred taxes and other non-current liabilities), of which approximately $26.9 million was a direct obligation of Holding relating to its debentures and approximately $119.0 million was a direct obligation of AKI relating to its notes, revolving credit line, promissory note to affiliate and capital leases. Borrowings at March 31, 2001 included $12.1 million under the revolving credit line that was incurred to finance the acquisition of RHL and provide working capital and $2.9 million on the promissory note to affiliate that was used to reduce other existing debt. At March 31, 2001 our company had $7.9 million available under the revolving credit line. At March 31, 2001, AKI also had $20.7 million in additional outstanding liabilities (including trade payables, accrued liabilities, deferred taxes and other non-current liabilities).

     In May 2000, AKI signed a promissory note payable to AHC I Acquisition Corp. ("AHC"), the sole stockholder of Holding, which allows AKI to borrow up to $10 million at such interest rates and due as agreed upon by AKI and AHC. At March 31, 2001, $2.9 million was outstanding under the promissory note at prime and is due December 31, 2002. Proceeds from the promissory note were used to reduce other existing debt. AKI does not currently anticipate borrowings under the promissory note will exceed this amount.

     Holding's principal liquidity requirements are for debt service requirements under the debentures. AKI's principal liquidity requirements are for debt service requirements and fees under the notes and the credit line. Historically, our company has funded its capital, debt service and operating requirements with a combination of net cash provided by operating activities, together with borrowings under revolving credit facilities. During the nine months ended March 31, 2001, cash totaling $1.2 million was provided by operating activities resulting from net income before depreciation and amortization and an increase in accrued income tax, partially offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses. During the nine months ended March 31, 2000, cash totaling $2.1 million was used by operating activities primarily due to the increase in accounts receivable and inventory and a decrease in accounts payable and accrued expenses.

     In the nine months ended March 31, 2001 and 2000, our company had capital expenditures of approximately $2.4 million and $2.3 million, respectively. These capital expenditures consisted primarily of the purchase of manufacturing equipment and upgrading our computer systems.

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RHL at a purchase price of approximately $12.2 million and refinanced RHL's working capital indebtedness of approximately $5 million. The purchase price and refinancing of indebtedness were financed by borrowings under the revolving credit line, a portion of which was subsequently repaid with cash flows from operating activities.

     Our company may from time to time evaluate additional potential acquisitions. There can be no assurance that additional capital sources will be available to our company to fund additional acquisitions on terms that our company finds acceptable, or at all.

     In September 1999, AHC consummated a private placement to DLJ Merchant Banking Partners II, L.P. of 15,000,000 shares of its common stock at a purchase price of $1.00 per share. As of March 31, 2001, AHC had purchased $13.9 million of Holding Senior Discount Debentures and $7.5 million of AKI Senior Notes. The debentures and notes were contributed to Holding and subsequently retired.

     As of March 31, 2001, AKI purchased and retired $4.0 million of AKI Senior Notes.

     Capital  expenditures  for the  three  months  ending  June  30,  2001  are currently estimated to be approximately $0.7 million. Based on borrowings outstanding as of March 31, 2001, our company expects total cash payments for debt service for the three months ending June 30, 2001 to be approximately $0.3 million, consisting of $0.2 million in interest and fees under the revolving credit line and $0.1 million in interest on the promissory note to AHC. Our company also expects to make royalty payments of approximately $0.2 million during the three months ending June 30, 2001.

     At March 31, 2001, Holding's cash and cash equivalents and net working capital were $2.0 million and $24.4 million, respectively, representing an increase in cash and cash equivalents of $0.8 million and an increase in net working capital of $10.6 million from June 30, 2000. Account receivables, net, at March 31, 2001 increased 40.9% or $8.8 million over the June 30, 2000 amount, primarily due to increased sales volume and the seasonality of those sales.

Seasonality

     Our company's sales and operating results have historically reflected seasonal variations. Such seasonal variations are based on the timing of our customers' advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. As a result, a higher level of sales are reflected in our company's first and third fiscal quarters ended September 30 and March 31 when sales from such advertising campaigns are principally recognized, while our company's fourth fiscal quarter ended June 30 typically reflects the lowest sales level of the fiscal year. These seasonal fluctuations require our company to accurately allocate its resources to manage our company's manufacturing capacity, which often operates at full capacity during peak seasonal demand periods.

Recently Issued Accounting Standards

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which provides the Staff's views on applying generally accepted accounting principles to revenue recognition issues. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. The Company must implement any applicable provisions of SAB 101 no later than the fourth quarter of the fiscal year ending June 30, 2001. We do not anticipate that the adoption of SAB 101 will have a material impact on the Company's consolidated financial statements and will continue to analyze the impact of SAB 101.

     In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Issue 00-10 will be effective for the Company no later than the fourth quarter of the fiscal year ending June 30, 2001. The Company is currently assessing the effect, if any, on its financial statements of implementing Issue 00-10.

Forward-Looking Statements

     The information provided in this document contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance or achievements of our company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: the competitive environment in the sampling industry in general and in our company's specific market areas; changes in prevailing interest rates; inflation; changes in cost of goods and services; economic conditions in general and in our company's specific market areas; changes in or failure to comply with postal regulations or other federal, state and/or local government regulations; liability and other claims asserted against our company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; our company's significant indebtedness; labor disturbances; changes in our company's capital expenditure plans; and other factors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     Our company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At March 31, 2001, there were no forward exchange contracts outstanding.






                            PART II OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AKI HOLDING CORP.

Date:  May 14, 2001                      By:      /s/ Kenneth A. Budde
                                         -----------------------------------
                                                  Kenneth A. Budde
                                                  Senior Vice President &
                                                  Chief Financial Officer

                                         AKI, INC.

Date:  May 14, 2001                      By:      /s/ Kenneth A. Budde
                                         -----------------------------------
                                                  Kenneth A. Budde
                                                  Senior Vice President &
                                                  Chief Financial Officer