Form 10-K
period 2001-06-30
AKI INC; AKI HOLDING CORP
filed 2001-09-18
CIK 1067549, 1067550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

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

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

As of September 17, 2001, 1,000 shares of common stock of AKI Holding Corp., $0.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $0.01 par value, were outstanding.

Indicate by check mark if disclosure of delinquent filers is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

AKI, Inc. meets the requirements set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

     As used within this report, the term "company" refers to AKI Holding Corp., a Delaware corporation, and its subsidiaries, including AKI, Inc., a Delaware corporation ("AKI"). The term "Holding" refers solely to AKI Holding Corp.

                                     PART I

     Part I is presented with respect to both registrants submitting this filing, Holding and AKI.

ITEM 1.  BUSINESS

General

     Our Company is a leading global marketer and manufacturer of multi-sensory, interactive advertising that utilizes sampling systems that engage the senses of touch, sight, sound and olfactory. Our sampling systems are widely recognized in the fragrance, cosmetics and personal care industries, as well as the household products and food and beverage industries. We offer an extensive portfolio of proprietary, patented and patent-pending sampling systems that can be incorporated into various advertising media which is designed to reach the consumer at home or in-store, using vehicles such as magazine inserts, catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail and point-of-sale handouts and displays.

     We are a fully integrated multi-sensory advertising company, conducting our business under the Arcade Marketing Inc. name. We believe that we are well positioned to provide complete, interactive advertising programs to our
customers,   including   creative   content  and  product   sample  systems  and
distribution.

     Product sampling is one of the most effective, widely used and fastest growing forms of promotional activity. Product sampling is particularly crucial to the fragrance and cosmetics industries where consumers traditionally "try before they buy" due to the highly personal nature of the products. We believe that our introduction in 1979 of the ScentStrip(R) Sampler, the first pull-apart, microencapsulated scent sampling system, transformed the fragrance sampling industry. By combining advertising with a sampling system, marketers were afforded the first cost-effective means to reach consumers in their homes on a mass scale. Though the microencapsulated fragrance sampling system remains the most widely used product throughout the fragrance industry, we now have a diverse portfolio of alternative scent sampling systems, all designed for cost-effective mass distribution, and we continue to be a leading innovator in sampling system advertising.

     In recent years, we have expanded our sampling system business by developing new technologies, specifically BeautiSeal(R), LipSeal(TM) and BeautiTouch(R), for the sampling of skincare products, foundation, lipstick and PowdaTouch(R) for the sampling of cosmetic powders. Although product sampling is critical to the success of these markets, sampling programs for these products historically have been too costly for mass production and incapable of efficiently being incorporated into magazines, catalogs, direct mail and other printed vehicles. Our innovative sampling systems are designed to fill the needs of these marketers by providing a cost-effective means of reaching consumers in their homes on a mass scale with quality renditions of skincare products, foundation, lipstick and cosmetic powders. Management believes that our innovative sampling systems have altered the economics and efficiencies of product sampling in the cosmetics market.

     In December 1997, DLJ Merchant Banking Partners II, L.P. and other related investors (collectively, "DLJMBII") and certain members of our prior management organized AHC I Acquisition Corp., a Delaware corporation ("AHC"), to acquire all of the outstanding equity interests of AKI. Holding was formed as a holding company in 1998 and its only significant asset is the capital stock of AKI. Holding conducts all of its business through AKI. As of August 31, 2001, DLJMBII owned approximately 98.8% of the outstanding common stock of AHC.

     On November 6, 2000, Credit Suisse Group completed the merger of Diamond Restructuring Corp., an indirect wholly owned subsidiary of Credit Suisse Group, with and into Donaldson, Lufkin & Jenrette, Inc. ("DLJ"). As a result of the merger, DLJ is now an indirect subsidiary of Credit Suisse First Boston, Inc. ("CSFB"). All references to DLJ in this annual report on Form 10-K refer to entities now controlled by or affiliated with CSFB.

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RetCom Holdings Ltd. ("RetCom"), a Delaware corporation, and refinanced $4.5 million indebtedness of RetCom and its subsidiaries. The acquired businesses of RetCom and its subsidiaries include a portfolio of sampling systems catering to the fragrance, cosmetics and personal care industries, as well as microencapsulation products and processes. The acquired businesses also include a creative service division that engages in marketing communications and catalogs, and a multi-media division focused presently at merchandising at point-of-sale and through the Internet. The acquired businesses offer proprietary, patented and patent-pending sampling systems that include MicroSilk(TM), MicroDot(TM) and Aromalacquer(TM).

Products

     We offer a broad and diversified portfolio of innovative, interactive sampling systems and advertising formats for the fragrance, cosmetics and personal care markets as well as other consumer products markets and the food and beverage markets. Our major technologies are described below, including a description of the patent protection of each product technology. Each of our sample systems is generally sold to the same category of manufacturers of the product being advertised.

------------------ ------------ ------------ ------------ ---------------------
                     Year of                    Patent
      Product      Introduction    Origin     Protection     Target Market
------------------ ------------ ------------ ------------ ---------------------
ScentStrip(R)      1979         Internally   Proprietary  Fragrance, consumer
                                developed    secret       products
------------------ ------------ ------------ ------------ ---------------------
ScentStrip(R)Plus   mid 1980's  Internally   Proprietary  Fragrance, consumer
                                developed    secret       products
------------------ ------------ ------------ ------------ ---------------------
DiscCover(R)       1994         Licensed     Patented     Fragrance, consumer
                                                          products, personal
                                                          care, food & beverage
------------------ ------------ ------------ ------------ ---------------------

------------------ ------------ ------------ ------------ ---------------------
ScentSeal(R)       1995         Acquired     Patented     Fragrance and
                                                          personal care
------------------ ------------ ------------ ------------ ---------------------
LiquaTouch(R)      1997         Internally   Patent       Fragrance, skin care
                                developed    pending
------------------ ------------ ------------ ------------ ---------------------
MicroDot(TM)       1993         Acquired     Proprietary  Fragrance
                                             secret
------------------ ------------ ------------ ------------ ---------------------
Aromalacquer(TM)   1997         Acquired     Proprietary  Fragrance, food &
                                             secret       beverage and
                                                          consumer products
------------------ ------------ ------------ ------------ ---------------------
Microfragrance(R)  1978         Acquired     Proprietary  Fragrance, food &
Scratch `n Sniff                             secret       beverage and
                                                          consumer products
------------------ ------------ ------------ ------------ ---------------------
BeautiSeal(R)      1997         Internally   Patented     Cosmetics, skin care
                                developed                 and personal care
------------------ ------------ ------------ ------------ ---------------------
PowdaTouch(R)      1997         Internally   Patented     Cosmetic powders
                                developed
------------------ ------------ ------------ ------------ ---------------------
LipSeal(TM)        1998         Internally   Patented     Lipsticks
                                developed
------------------ ------------ ------------ ------------ ---------------------
TouchDown(R)       1999         Internally   Proprietary  Nail Enamel
Nail Color                      developed    secret
Sampler
------------------ ------------ ------------ ------------ ---------------------
BeautiTouch(R)     1999         Internally   Patent       Cosmetics, skin care
Multi-well                      developed    pending      and personal care
Sampler
------------------ ------------ ------------ ------------ ---------------------


Olfactory Sampling Systems

     Our diverse portfolio of fragrance sampling systems, which uses a variety of proprietary chemistries and processes, historically has represented a significant portion of our annual sales. While ScentStrip(R) continues to be the most widely used technology for sampling products for the fragrance industry, management believes that our new and recently acquired sampling systems have enabled us to maintain a competitive advantage and affirm our position as an innovator in the sampling industry. Our products have been used in most major new fragrance launches in recent years that have utilized sampling systems.

     o ScentStrip(R): A proprietary technology introduced by our Company in 1979, is a microencapsulated essential oil deposited between two layers of paper which "snap" open to release a quality fragrance rendition.
     ScentStrip(R) can deliver quality aroma renditions of fine fragrance, personal care, sun care and consumer products. ScentStrip(R) is available in many formats, including magazine and catalogue inserts, blow-ins, enclosures, remittance envelopes, among others, all of which can be customized to include multiple fragrances in ScentStrip(R) form.

     o ScentStrip(R) Plus: Combines the traditional ScentStrip(R) format with perfume "pearls" in a proprietary technology wherein powder is deposited between two layers of paper.

     o DiscCover(R): A peel-and-reveal, non-encapsulated patented sampling system that opens and reseals, delivering a quality aroma rendition up to 25 times. This technology is color-printable, affixable to nearly any surface, including plastic and glass, and can be die-cut in nearly any shape and size. This technology keeps fragrance locked-in until "lift off" with no pre-release and can be utilized for not only fine fragrances but can deliver a quality aroma for a variety of personal care products in addition to food and beverage products.

     o ScentSeal(R): A patented, pouch-like, pressure sensitive format that incorporates a product rendition deposited between two layers of foil laminate. When pulled open, ScentSeal(R) reveals a moist, alcohol-based gel applicable to skin for wearable-trial. ScentSeal(R) can contain quality fragrance, fragrance ancillary or personal care product renditions. The product offers customers the opportunity to deliver moist, on-skin trial via its "wet delivery system" and is available in many shapes and sizes compatible with brand image and creative design.

     o LiquaTouch(R): Delivers a rendition of finished fragrance product (e.g., eau de parfum, eau de toilette or after shave), any liquid treatment or personal care product and contains an applicator. LiquaTouch(R) is hermetically sealed with no pre-release and delivers a spill proof trial of any alcohol formulated fragrance product. Available in a single or dual chamber pressure-sensitive format designed for U.S. Postal Service approval for subscription magazine periodical rates, LiquaTouch(R) is also available in a stand-alone version, which is a cost-effective alternative to fragrance vials.

     o MicroDot(TM): A peel away resealable label, which reveals pressure sensitive microencapsulated fragrance oil delivered in a Microsilk(TM) powder. When applied to the skin, the Microsilk(TM) powder delivers a superior fragrance rendition. MicroDot(TM) is available as a stand-alone handout or a pressure sensitive label affixable to virtually any media.

     o  Aromalacquer(TM):   Scented  varnish  that  delivers  a  superior  aroma
     rendition of nearly any fragrance, personal care, household, food, beverage, pharmaceutical or novelty product. When rubbed or scratched, Aromalacquer releases the aroma rendition.

     o Microfragrance(R) Scratch `n Sniff: Microfragrance capsules are applied to paper or stickers which affix to nearly any surface, delivering an accurate aroma rendition of any product where scent is part of the message such as flowers, shampoos, etc. When the sampling system is scratched, capsules release a quality aroma rendition. Through a proprietary relationship with the 3M Company, the product is also available applied to the familiar 3M Post-it(R) Notes to deliver an aroma rendition of almost any scent.

Other Sampling Systems

     Our portfolio also includes non-fragrance sampling system products, which represent a growing percentage of our sales. These sampling systems are utilized to sample cosmetics and beauty care products including foundation, creams and lotions, lipstick, powders and nail enamel. All of these sampling systems have been designed to meet U.S. Postal Service approval for subscription magazine periodical rates.

     o BeautiSeal(R): A proprietary, patented technology is a sampling system for quality renditions of creams, lotion or gel products which are deposited between the foil layers of a heat-sealed, pressure sensitive well. BeautiSeal(R) is hermetically sealed and designed to withstand significant pressure and is designed for US Postal Service approval for subscription magazine periodical rates. BeautiSeal(R) can contain renditions of liquid foundation, as well as creams, lotions and gel treatment and personal care products such as moisturizers, eye treatments, body, hand and foot lotions and hair gel, among others. BeautiSeal(R) is ideal for magazine and catalogue inserts, bind-in cards, direct mailers, brochures and in-store handout and regimen cards.

     o PowdaTouch(R): A proprietary, patented technology is a sampling system wherein cosmetic powder is deposited between two layers of paper, die-cut with a tab that lifts up to reveal the powder rendition area. PowdaTouch(R) can contain quality renditions of eye shadow, powder blush, face powder or bronzer. Applies up to four different powders on a single carrier and is ideal for trial of a single item shade range or a complete color story. PowdaTouch(R) is ideal for magazine and catalogue inserts, blow-ins, and bind-in cards among others and is designed for US Postal Service approval for subscription magazine periodical rates. Management estimates that PowdaTouch(R) sampling systems can be produced approximately ten times faster than currently competing products.

     o LipSeal(TM): A proprietary, patented technology, is a sampling system wherein a lipstick rendition is deposited into the well of a pressure-sensitive format that easily pulls apart to offer user-friendly, hygienic trial. LipSeal(TM) offers trial of any lipstick shade, finish and texture in any lipstick formula, including long-lasting formulas.

     o TouchDown(R) Nail Color Sampler: A proprietary technology, is a die-cut, pressure-sensitive, nail-shaped "chip" printed to match nail enamel shades. TouchDown(R) can deliver trial of up to 2 nail enamel shades on a single carrier. TouchDown(R) does not mare the user's manicure and leaves no residue when trialed by the consumer.

     o BeautiTouch(R) Multi-Well Sampler: A proprietary, patent pending technology, is a sampling system for cream, lotion, lipstick or gel product renditions which are deposited into individually-sealed, foil laminate "pouches." Heat-sealed "pouches" which share a common backing easily pull apart to provide trial of multiple shades or formulas. BeautiTouch(R) offers ideal, multiple shade demonstration by delivering trial of 8, 10, 12 or more foundation shades on a single carrier with no cross-contamination.

Other Products & Services

     o Arcade Direct: Our Company offers a full range of creative services to our customers in the cosmetic and fragrance industry, as well as a niche presence in various industries that include retail and specialty stores, fashion catalogues, buying offices, direct marketers, hotels and spas. This dedicated division offers complete turnkey marketing and creative services up to and including electronic production and final video production.

     o Arcade Product Technologies: This division employs proprietary chemistries to manufacture and market microencapsulated ingredients used in the formulation of various personal care products. Fragrance oil, whether customer-supplied or selected from our Company's extensive aroma library, can be encapsulated using these proprietary systems and supplied in powder form, resulting in a scent that can be renewed as the capsules are sheared. In addition, the technologies can be used to encapsulate a wide range of cosmetic formulation materials which provide consumers with additional, longer-lasting benefits due to ingredients that re-release over time and which enhance texture, application and overall product stability.

     o Arcade Consumer Communications: This division specializes in electronic, multi-media, multi-sensory devices primarily for use at point-of-sale.

Formats

     We produce a wide and versatile range of formats designed for U.S. Postal Service approval for subscription magazine periodical rates and which can be incorporated into almost any print media. The most common formats for our products are described below.

     Magazine Inserts: Magazine inserts are available in half-, full-, two- and four-page formats, can be die-cut, can contain any of our sampling systems and are the most commonly produced among our formats.

     Catalog Inserts: Full color formats can be produced in a variety of sizes and inserted into retail or mail order catalogs. Catalog inserts can be produced with or without an attached envelope, which may be provided to facilitate the return of merchandise order forms to the store. We have the ability to create and produce special formats, to custom imprint with store information and to incorporate most of our sampling systems.

     Remittance Envelopes: Remittance envelopes, which are inserted into store statement mailings, can be customized with a store logo and can accommodate many of our sampling systems. We believe that we are the only company in the sampling industry that can produce remittance envelopes in-house. Remittance envelopes can be produced with or without our sampling systems. Remittance envelope production, which is a highly customized service business, reinforces our position as a fully integrated enterprise.

     Statement Enclosures Statement enclosures are available in various formats and sizes. Fragrance statement enclosures may contain a single scent in their fold, one or two scents under the fragrance panel, or they may be die-cut so that the fragrance can be sampled by removing the desired die shape. Enclosures are normally imprinted with store logo and product pricing information. The six-inch format is our design and has become the leading industry format.

     Blow-ins: Blow-ins, which are available in all formats and sizes, can accommodate nearly all of our sampling systems and are loosely inserted (blown in) rather than bound into store catalogues, newspapers and magazines.

     Direct Mail: Full color, direct mail formats can be produced in a variety of sizes, weights and designs, including single, double and triple folds, as well as standard and oversized postcards. Direct mailers can be customized with store or manufacturer logo and can accommodate virtually all of our sampling technologies.

     In-Store Handouts: We have made significant advances in replacing and expanding current methods of in-store cosmetic and fragrance sampling. Due to the lower cost and design flexibility of our products, marketers have expanded the number and type of in-store vehicles. Working in partnership with our customers, new and creative formats have been developed. These formats incorporate many of our sampling systems and items such as postcards, stickers, wristbands, bookmarks and CD inserts. Our other technologies, including LiquaTouch(R), BeautiSeal(R) and PowdaTouch(R) are becoming more widely accepted for in-store handouts and an alternative to more traditional sampling methods.

Intellectual Property

     We currently hold patents covering the proprietary processes used to produce many of our products in both the U.S. and abroad and have submitted applications for many of our manufacturing processes. We have trademarks registered in the United States and we have also filed and registered trademarks in over 15 countries around the world, including countries in the European Union, Australia, Japan and Brazil.

     We have ongoing research efforts and expect to seek additional patents in the future covering results of our research. We cannot assure you that any pending patent applications filed by our company:

     o will result in patents being issued or that any patents now or hereafter owned by our Company will afford protection against competitors with similar technology;

     o will not be infringed upon or designed around by others; or

     o will not be challenged by others or held to be invalid or unenforceable.

     o In addition, many of our manufacturing processes are not covered by any patent or patent application. As a result, our business may be adversely affected by competitors who independently develop technologies substantially equivalent to those employed by our Company.

Customers

     We sell our products to prestige and mass cosmetic, fragrance, consumer products companies, department stores, home shopping retailers and specialty retailers including Avon Products, Inc., Calvin Klein Cosmetics (Unilever plc), Chanel, Inc., Coty, Inc., Cosmair/L'Oreal S.A., Elizabeth Arden (French Fragrances Inc.), Estee Lauder, Inc., Giorgio Beverly Hills, Colgate-Palmolive, Victoria Secret Beauty and The Procter & Gamble Company. Our top ten customers accounted for approximately 62% of sales in fiscal 2001. Estee Lauder was the only customer that accounted for 10% or more of net sales in fiscal 2001. We believe that our technical expertise, manufacturing reliability and customer support capabilities have enabled us to develop strong relationships with our customers. We employ sales and marketing personnel who possess the requisite technical backgrounds to communicate effectively with both prospective customers and our manufacturing personnel. Historically, we have had long-term relationships with our major customers.

Sales and Marketing

     Our sales and marketing efforts are organized geographically. The U.S. sales group is supervised by our Senior Vice President of U.S. Sales, while our European sales executives are based in Paris, France and London, England and are managed by an executive based in Paris, France. We also have representatives in Australia, Brazil, Canada and Japan. Each sales executive is dedicated to a certain number of identified customers. In addition, these sales efforts are supported by production managers/customer service representatives, which are based in Chattanooga, Tennessee and Paris, France. A portion of the compensation for sales executives is commission-based.

     Our marketing activities include direct contact with senior executives in the cosmetic and fragrance industry, major support of industry events, extensive joint marketing programs with magazines, retailers and oil houses. We also provide press coverage in industry trade publications, attend industry seminars, advertise in trade publications and sponsor promotional pieces. In addition, we focus our sales efforts toward three principal groups within our customers' organizations that management believes influence our customers' purchasing decisions:

     o marketing, which selects the sampling system technology and typically controls the promotional budget;

     o product development, which approves our sampling system rendition and conducts stability testing; and

     o purchasing, which buys the sampling system pieces and controls quality.

Management believes that as the pressure for creativity increases with each new product introduction, fragrance marketers are increasingly looking for their vendors to contribute to the overall strategy-building effort to introduce a new fragrance. Our executives routinely introduce new sampling system formats and ideas based on our technologies to the marketing departments of our customers. Our in-house creative and marketing expertise, as well as our complete product line provides customers with maximum flexibility in designing promotional programs.

Manufacturing

     Our manufacturing processes are highly technical and largely proprietary. Our sampling systems must meet demanding performance specifications regarding fidelity to the product being sampled, shelf life, resistance to pressure and temperature variations and various other requirements. Our manufacturing processes are composed of one or more of the following:

     o formulating cosmetic and fragrance product renditions in our slurry laboratories;

     o printing advertising pages and other media;

     o  manufacturing  the  sampler,   which  consists  of  either  applying  an
     encapsulated slurry onto paper or producing sampling labels that contain fragrance or other cosmetic product renditions; and

     o affixing our label products onto a preprinted advertising carrier.

     ISO 9001 Registration: During 2001 the International Organization for Standardization awarded our Company's three manufacturing facilities in Chattanooga, Tennessee with ISO 9001 registration. These facilities produce many of the Company's proprietary, patented and patent pending products, as well as several of our other sampling systems. The registration was awarded following an extensive examination incorporating 20 elements that outline the requirements for documenting and implementing our Company's overall philosophy as it pertains to quality, its policies, systems and procedures. The ISO standards serve as guidelines for businesses interested in assuring that their processes result in products that reflect the highest level of quality. The ISO 9001 section of the series applies to organizations that design, develop, produce, install and service products.

     Management believes that our formulation capabilities are the best in the cosmetics and fragrance sampling industry. The formulation process is highly complex because we try to replicate the fragrance of a product in a bottle containing an alcohol solution using primarily essential oils and paper. Formulation approval is an interactive process between our Company and our customers. We have more than 125 different, proprietary formulations that we utilize in replicating different characteristics of over 500 fragrances to obtain a customer-approved rendition. A number of these formulations are patented and the majority of the formulation process is based on unique and proprietary methods. Formulation of the fragrance and cosmetic product rendition is performed under very strict tolerances and in complete conformity to the formula that the customer has pre-approved. Formulation is conducted in our specially designed formulation laboratories by trained specialists.

     The artwork for substantially all printed pieces has typically been furnished by the customer or its advertising agency. Our digital prepress department utilizes state-of-the-art technology in receipt of customer-supplied computer disks and produces this material directly on to our printing plates. We have the capability to produce high quality printed materials, including the covers of major fashion magazines, in connection with fragrance sampling systems.

     Our formulated offset paper samplers (ScentStrip(R), ScentStrip(R) Plus, PowdaTouch(R)) are produced in our primary facility where we carefully apply microencapsulated slurry onto the paper during the printing process and, in a continuous in-line operation, fold, cut and trim the samplers for packing. A 24-hour quality control function and hourly accountability provide significant value to our customers' product development personnel, who are typically responsible for sample system quality. Our formulated letterpress or flexo label samplers (DiscCover(R), BeautiSeal(R), LipSeal(TM), LiquaTouch(R)) are produced on specially modified label and finishing equipment in our second facility. In addition to the patents pending on a number of our manufacturing processes, we use a number of proprietary techniques in producing label samplers. Similar to the formulated paper operation, sampling quality control personnel evaluate all sample systems by roll and provide full accountability for our production.

     We also have agreements with North American, European and Australian printers and labelers, which we contract with to produce some materials for our customers. These arrangements are typically utilized when foreign distribution is required or demand exceeds our internal capacity. Each of these arrangements is protected by non-competition agreements.

     We have been awarded The Procter & Gamble Pinnacle Award, which is presented to companies as recognition for having met certain quality requirements and having demonstrated outstanding quality assurance. We are also registered with the Food and Drug Administration for the packaging of regulated cosmetic products.

Sources and Availability of Raw Materials

     Generally, the raw materials used by our Company in the manufacturing of our products have been readily available from numerous suppliers and have been purchased by our Company at prices that we believe are competitive. Our encapsulated paper products utilize specific grades of paper that are subject to comprehensive evaluation and certification by us for quality, consistency and fit. We have not experienced any material supply shortages in the past, nor are any anticipated.

Competition

     Our competitors, some of whom have substantially greater capital resources than us, are actively engaged in manufacturing products similar to, or in competition with, our products. Competition in our markets is based upon product quality, product technologies, customer relationships, price and customer service. Our principal competitors in the printed fragrance and cosmetic samplers market are Webcraft, a subsidiary of Vertis, Inc., Orlandi, Inc., Delta Graphics, Inc., Nord'est, Marietta Corp., Klocke, Color Prelude, Rotocon, Ascent and Appliquesence. We also compete with numerous manufacturers of miniatures, vials, packets, sachets, blister packs and scratch and sniff products. In addition, some cosmetics companies produce sampling products for their own cosmetic products. We also compete with numerous other marketing and advertising venues for marketing dollars our customers allocate to various types of advertising, marketing and promotional efforts such as print, television and in-store promotions.

Environmental and Safety Regulation

     Our operations are subject to extensive laws and regulations relating to the storage, handling, emission, transportation and discharge of materials into the environment and the maintenance of safe conditions in the workplace. Our policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. We believe that we are in general compliance with such requirements and have adequate professional staff and systems in place to remain in compliance, although there can be no assurances that this is the case. We consider costs for environmental compliance to be a normal cost of doing business and include such costs in pricing decisions.

Employees

     As of August 31, 2001, we employed 433 persons, which included 260 hourly and 173 salaried and management personnel. Substantially all of our hourly employees are represented by the Graphics Communications International Union
(GCIU) local 197-M. Management considers our relations with the union to be good. The current union contract was signed in April 1999 and will be in effect through March 31, 2003.

                                  RISK FACTORS

Our substantial indebtedness and restrictive covenants imposed by the terms of our indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations under our notes and debentures.

     We have substantial indebtedness and debt service obligations. As of June 30, 2001, Holding and AKI had total consolidated indebtedness of approximately $127.9 million and $104.0 million, respectively. As of August 31, 2001, AKI had outstanding borrowings of $4.9 million under its revolving credit agreement with Heller Financial, Inc. and $0.4 million under a promissory note with AHC. In addition, as of such date, borrowings of up to approximately $15.1 million were available under the credit agreement, subject to specified conditions. The indenture governing Holding's 13 1/2% Senior Discount Debentures due 2009 and the indenture governing AKI's 10 1/2% Senior Notes due 2008 and the credit agreement permit our Company and its restricted subsidiaries, as defined in the indentures, in each case, to incur additional indebtedness if we meet specified requirements.

     The level of our indebtedness could have negative consequences to holders of the notes and the debentures, including, but not limited to, the following:

     o a substantial portion of cash flow from operations must be dedicated to debt service and will not be available for other purposes;

     o additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited;

     o our level of indebtedness could limit flexibility in reacting to changes in the operating environment and economic conditions generally;

     o our level of indebtedness could restrict our ability to increase manufacturing capacity;

     o we may face difficulties in satisfying our obligations with respect to our indebtedness; and

     o a portion of our borrowings bear interest at variable rates of interest, which could result in higher interest expense in the event of an increase in market interest rates.

     The indentures and the credit agreement contain covenants that, among other things, limit the ability of our Company and its restricted subsidiaries to:

     o pay dividends or make certain restricted payments;

     o incur additional indebtedness and issue preferred stock;

     o create liens;

     o incur dividend and other payment restrictions affecting subsidiaries;

     o enter into mergers, consolidations or sales of all or substantially all of the assets of our Company;

     o enter into certain transactions with affiliates; and

     o sell certain assets.

In addition, the credit agreement requires us to maintain specified financial ratios and satisfy specified financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests.

To service our indebtedness we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

     The ability of our Company to pay principal and interest on the notes or principal on the debentures and to satisfy our other debt obligations will depend upon AKI's future operating performance. AKI's future operating performance will be affected by prevailing economic conditions and financial, business and other factors, which factors may be beyond our control. We anticipate that our operating cash flow, together with available borrowings under the credit agreement, will be sufficient to meet our operating expenses and to service our debt requirements as they become due. However, if we are unable to service our indebtedness, we may be required to take action such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. There can be no assurance that any of these remedies can be effected on satisfactory terms, if at all. If we are unable to maintain the specified financial ratios or generate sufficient cash flow or otherwise obtain funds necessary to make required payments, we would be in default under the terms of our indebtedness, which would permit the holders of such indebtedness to accelerate the maturity of the indebtedness.

Holding Company Structure - Holding's debentures are structurally subordinated to indebtedness of its subsidiaries.

     Holding is a holding company and does not have any material operations or assets other than ownership of all of the capital stock of AKI. Accordingly, its debentures are effectively subordinated to all existing and future liabilities of Holding's subsidiaries, including indebtedness under the credit agreement and AKI's notes. As of June 30, 2001, Holding's subsidiaries had $104.0 million of indebtedness and $23.7 million of other outstanding liabilities (including trade payables, accrued liabilities and deferred taxes). As of August 31, 2001, AKI had outstanding borrowings of $4.9 million under the credit agreement and $0.4 million under a promissory note with AHC. In addition, as of August 31, 2001, borrowings of up to approximately $15.1 million were available under the credit agreement, subject to specified conditions. All such indebtedness effectively ranks senior to Holding's debentures. At June 30, 2001, Holding had $0.1 million of accrued liabilities and no outstanding indebtedness other than the debentures. Holding and its subsidiaries may incur additional indebtedness in the future, subject to the limitations contained in the instruments governing their indebtedness.

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

     Holding's cash flow, and consequently its ability to service debt, including its obligations under its debentures, is dependent upon the cash flows of its subsidiaries and the payment of funds by such subsidiaries to Holding in the form of loans, dividends or otherwise. Holding's subsidiaries have no obligations, contingent or otherwise, to pay any amounts due pursuant to the debentures or to make any funds available for payment of the debentures. In addition, AKI's credit agreement and its note indenture impose, and agreements entered into in the future may impose, significant restrictions on the payment of dividends and the making of loans by AKI and its subsidiaries to Holding. Accordingly, repayment of the debentures may depend upon the ability of Holding to affect an equity offering or to refinance the debentures.

Your right to receive payments on the notes and debentures is junior to our existing and future secured indebtedness.

     Under the terms of our credit agreement, Heller Financial, Inc., the lender under the credit agreement, has a security interest in substantially all of the current and future assets of AKI. In the event of default under the credit agreement, whether as a result of the failure to comply with a payment or other covenant, a cross-default or otherwise, the lender will have a prior secured claim on the capital stock of AKI and the encumbered assets of our Company. As a result, the encumbered assets of our Company would be available to pay obligations on the notes and the debentures only after borrowings under the credit agreement and any other secured indebtedness have been paid in full. If the lender should attempt to foreclose on its collateral, our financial condition and the value of the debentures and the notes will be materially adversely affected and could be eliminated. As of August 31, 2001, AKI had outstanding borrowings of $4.9 million under the credit agreement and could borrow up to approximately $15.1 million under the credit agreement, subject to specified conditions.

Our results of operations could be adversely affected if the U.S. Postal Service reclassifies our sampling systems or the sampling products of our competitors.

     Our sampling systems are approved by the U.S. Postal Service for inclusion in subscription magazines mailed at periodical postage rates. Our sampling systems have a significant cost advantage over other competing sampling products, such as miniatures, vials, packettes, sachets and blister packs, because these competing products cause an increase from periodical postage rates to the higher third-class rates for the magazine's entire circulation. Subscription magazine sampling inserts delivered to consumers through the U.S. Postal Service accounted for approximately 28% of our net sales in fiscal 2001. There can be no assurance that the U.S. Postal Service will not approve other competing types of sampling systems for use in subscription magazines without requiring a postal surcharge, or that the U.S. Postal Service will not reclassify our sampling systems such that they would incur a postal surcharge. Any such action by the U.S. Postal Service could have a material adverse effect on our results of operations and financial condition.

We rely on a small number of customers for a large portion of our revenues.

     Our top ten customers by sales revenue accounted for approximately 62% of our net sales in fiscal 2001. None of our customers, other than Estee Lauder, accounted for 10% or more of net sales in fiscal 2001. Although we have long-established relationships with most of our major customers, we do not have long-term contracts with any of our customers. We may be required by some customers to qualify our manufacturing operations under specified supplier standards. There can be no assurance that we will be able to qualify under any supplier standards or that our customers will continue to purchase sampling systems from us if our manufacturing operations are not so qualified. An adverse change in our relationship with significant customers, including Estee Lauder, would have a material adverse effect on our results of operations and financial condition.

Our ability to compete with other companies depends, in part, on our ability to meet customer needs on a cost-effective and timely basis.

     Our competitors, some of whom have substantially greater financial resources than our Company, are actively engaged in manufacturing products similar to those of our Company. Our principal competitors in the cosmetic sampling market are Webcraft, a subsidiary of Vertis, Inc., Orlandi Inc.,
Nord'est, Marietta Corp., Klocke, Color Prelude, Rotocon, Ascent and Appliquesence. We also compete with numerous manufacturers of miniatures, vials, packettes, sachets, blister packs, and scratch and sniff products. In addition, certain cosmetic companies produce sampling products for their own cosmetic products. Competition in our market is primarily based upon product quality, product technologies, customer relationships, price and customer service. The future success of our business will depend in large part upon our ability to market and manufacture products and services that meet customer needs on a cost-effective and timely basis. There can be no assurance that capital will be available for these purposes, that investments in new technology will result in commercially viable products or that we will be successful in generating sales on commercially favorable terms, if at all.

We must protect our intellectual property to be successful.

     Our success, competitive position and revenues will depend, in part, upon our ability to protect our proprietary technologies and to operate without infringing on the proprietary rights of others. Although we have certain patents and have filed, and expect to continue to file, other patent applications, there can be no assurance that our issued patents are enforceable or that our patent applications will mature into issued patents. The expense involved in litigation regarding patent protection or a challenge thereto has been and could be significant and any future expense, if any, cannot be estimated by our Company. A portion of our manufacturing processes are not covered by any patent or patent application. As a result, our business may be adversely affected by competitors who independently develop technologies substantially equivalent to those employed by us.

Our business is affected by the advertising budgets of our customers and is seasonal in nature.

     The advertising budgets of our customers, and therefore our revenues, are susceptible to prevailing economic and market conditions that affect advertising expenditures, the performance of the products of our customers in the marketplace and other related factors. As of August 31, 2001, we have experienced a 10% decline in sales in the first quarter of fiscal 2002, and we cannot predict if this trend will continue or worsen in the remainder of the quarter or fiscal year. There can be no assurance that reductions in advertising spending will not occur, which could have a material adverse effect on our results of operations and financial condition.

     In addition, our sales and operating results have historically reflected seasonal variations. These seasonal variations are based on the timing of our customers' advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. As a result, a higher level of sales are reflected in our first and third fiscal quarters ending September 30 and March 31, respectively, when sales from such advertising campaigns are principally recognized while our fourth fiscal quarter ending June 30 typically reflects the lowest sales level of the fiscal year. These seasonal fluctuations require us to accurately allocate our resources to manage our manufacturing capacity, which often operates at full capacity during peak seasonal demand periods.

Our results of operations and financial condition may be adversely affected by an increase in raw material prices or a decrease in raw material supply.

     Paper is the primary raw material utilized by our Company in producing our sampling systems. Paper costs represented approximately 28% of our cost of goods sold in each of fiscal 1999, 2000 and 2001. Significant increases in paper costs could have a material adverse effect on our results of operations and financial condition to the extent that we are unable to price our products to reflect such increases. There can be no assurance that our customers would accept such price increases or the extent to which such price increases would impact their decision to utilize our sampling systems.

     Substantially all of our encapsulated sampling systems, which accounted for approximately 52% of our net sales in fiscal 2001, utilize specific grades of paper that are subject to comprehensive evaluation and certification by us for quality, consistency and fit. These grades of paper are produced exclusively for us by one domestic supplier. We do not have a purchase agreement with the supplier and are not aware of any other suppliers of these specific grades of paper. Although our products can be manufactured using other grades of paper, we believe that the specific grades currently used provide us with an advantage over our competitors. We continue to research methods of replicating the advantages of these specific grades of paper with other available grades of paper. Until alternative methods are developed, a loss of such supply of paper and the resulting competitive advantage could have a material adverse effect on our results of operations and financial condition to the extent that we are unable to obtain such paper elsewhere.

Certain of our label sampling systems, which accounted for approximately 34% of our net sales in fiscal 2001, utilize component materials that are sourced from one qualified vendor in Europe. Although alternative sources are being sought for the component materials, there can be no assurance that we will be successful in locating another vendor. A loss of supply of materials could have a material adverse effect on our results of operations and financial condition to the extent we are unable to obtain materials elsewhere.

We receive a portion of our revenue from foreign countries which is subject to foreign laws and regulations and political and economic events.

     Approximately 21% of our net sales in fiscal 2001 was generated outside the United States. Foreign operations are subject to risks inherent in conducting business abroad, including, among others, exposure to foreign currency fluctuations and devaluations or restrictions on money supplies, foreign and domestic export law and regulations, price controls, taxation, tariffs, import restrictions and other political and economic events beyond our control. We have not experienced any material effects of these risks as of yet, but there can be no assurance that they will not have such an effect in the future.

We are controlled by DLJMBII whose interests may conflict with the interests of the holders of the notes and debentures.

     DLJMBII has the power to elect a majority of the directors of AHC and generally exercises significant control over the business, policies and affairs of AHC, Holding, AKI and its subsidiaries through its ownership of AHC. DLJMBII currently owns approximately 98.8% of AHC's outstanding common stock. DLJMBII may have interests that could be in conflict with those of the holders of the notes or the debentures and may take actions that adversely affect the interests of the holders of the notes or debentures.

Our business may be adversely affected by a labor dispute.

     As of August 31, 2001, approximately 60% of our employees worked under a collective bargaining agreement that expires on March 31, 2003. While we believe that our relations with our employees are good, there can be no assurance that our collective bargaining agreement will be renewed in the future. A prolonged labor dispute (which could include a work stoppage) could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  PROPERTIES

     We own land and buildings in Chattanooga, Tennessee, that are used for production, administration and warehousing. Our executive offices and primary facility at 1815 East Main Street are located on 2.55 acres and encloses approximately 67,900 square feet. A second facility housing product development and additional manufacturing areas at 1600 East Main Street is located three blocks away on 2.49 acres and encloses approximately 36,700 square feet. We also lease a third facility at 3501 St. Elmo Avenue in Chattanooga, Tennessee, which is used for production and warehousing. This facility is located on 1.875 acres and encloses approximately 29,500 square feet. The lease for this building expires in November 2001, at which time we intend to exercise our purchase option.

     We currently have a number of web printing presses with multi-color capability as well as envelope-converting machines and other ancillary equipment. We operate a fully equipped production lab for the manufacture of microcapsules and slurry and separate laboratories for the manufacture of Arcade Product Technologies and our research and development facility. We also have a fully staffed and equipped label manufacturing facility, which includes state-of-the-art label manufacturing machines that have been specially modified to produce our products and a complete label attaching operation. We also lease sales offices in New York, New York, Paris, France and London, England.

ITEM 3.  LEGAL PROCEEDINGS

     We do not believe that there are any pending legal proceedings that, if adversely determined, would have a material adverse effect on our financial condition or results of operations, taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 18, 2001, by unanimous written consent, each of Holding and AKI held its respective annual meeting of stockholders to vote upon the election of directors. The stockholder in each case voted to elect the previously disclosed directors to serve until the next annual meeting or until their successors are elected and duly qualified.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for Holding's or AKI's common stock. As of August 31, 2001, AHC was the sole holder of record of Holding's common stock and Holding was the sole holder of record of AKI's common stock. Generally, neither Holding nor AKI pays dividends on its shares of common stock and neither expects to pay dividends on its shares of common stock in the foreseeable future. The debentures contain restrictions on Holding's ability to pay dividends on its common stock. The notes and the credit agreement contain restrictions on AKI's ability to pay dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected historical consolidated financial data presented below as of June 30, 2001, 2000, 1999 and 1998 and the years ended June 30, 2001, 2000 and
1999 and for the period from December 16, 1997 to June 30, 1998 have been derived from the historical consolidated financial statements of our company. The selected historical consolidated financial data presented below as of December 15, 1997 and June 30, 1997 and for the period from July 1, 1997 to December 15, 1997 and the fiscal year ended June 30, 1997 have been derived from the historical consolidated financial statements of Arcade Holding Corporation, our predecessor. The information contained in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and the notes thereto included elsewhere in this report.



                                                         Holding                                     Predecessor
                                ---------------------------------------------------------    --------------------------
                                                                             December 16,    July 1, 1997
                                                                                1997 to           to
                                 June 30,        June 30,       June 30,       June 30,      December 15,     June 30,
(dollars in thousands)             2001            2000           1999           1998            1997           1997
                                   ----            ----           ----           ----            ----           ----
Statement of Operations Data:
Net sales (1)                   $ 115,395      $  99,811       $  87,169      $  36,694       $  36,003      $  79,584
Cost of goods sold (1)             71,336         61,552          56,401         25,146          23,626         51,328
                                ---------      ---------       ---------      ---------       ---------      ---------
Gross profit                       44,059         38,259          30,768         11,548          12,377         28,256
Selling, general and
  administrative expenses          18,199         16,980          14,500          5,587           5,703         13,333
Amortization of goodwill            5,757          5,336           4,606          2,101             568          1,234
Gain from settlement, net               -           (858)              -              -               -              -
                                ---------      ---------       ---------      ---------       ---------     ----------
Income from operations             20,103         16,801          11,662          3,860           6,106         13,689
Interest expense, net              16,911         17,401          16,740         11,327           2,646          6,203
Management fees                       250            250             250            125             215            470
Other, net                              -              -             128            (47)             11           (101)
Income tax expense (benefit)        3,449          1,596            (340)        (2,052)          1,441          3,135
                                ---------      ---------       ---------      ---------       ---------     ----------
Income (loss) before
  extraordinary item                 (507)        (2,446)         (5,116)        (5,493)          1,793          3,982
Extraordinary gain, net             2,016          1,089               -              -               -              -
                                ---------      ---------       ---------      ---------       ---------     ----------
  Net income (loss)             $   1,509      $  (1,357)      $  (5,116)     $  (5,493)      $   1,793     $    3,982
                                =========      =========       =========      =========       =========     ==========

Balance Sheet Data (at end
of period):
Cash and cash equivalents       $   4,654      $   1,158       $   7,015      $   3,842       $   4,481      $     303
Working capital (deficit)          10,169         13,759          14,853         15,046          (4,959)       (36,957)
Total assets                      214,184        223,274         210,386        214,521          77,399         77,142
Total debt and redeemable
  preferred stock                 127,939        145,722         146,688        144,448          55,408         54,964
Total stockholder's equity         64,769         58,834          49,797         57,084          12,716         11,225

Other Data:
Capital expenditures            $   3,015      $   2,782       $   2,856      $     514       $     807      $   2,462
Ratio of earnings to fixed
charges (2)                          1.2x            ---             ---            ---            2.2x           2.1x


------------
(1) Net sales and cost of goods sold have been restated to conform with current year presentation.
(2) For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent income (loss) before income taxes plus fixed charges. "Fixed charges" consist of interest on all indebtedness and amortization of deferred financing costs. Earnings were not sufficient to cover fixed charges by $851, $5,456 and $7,545 for the years ended June 30, 2000 and 1999 and the period from December 16, 1997 to June 30, 1998, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Our sales are primarily derived from the sale of sampling systems to cosmetics, fragrance and consumer products companies. Substantially all of our sales are made directly to our customers while a small portion are made through advertising agencies. Each customer's sampling program is unique and pricing is negotiated based on estimated costs plus a margin. While our Company and our customers generally do not enter into long-term contracts, we have had long-standing relationships with the majority of our customer base.

The Acquisition

     DLJMBII and certain members of our prior management organized AHC I Merger Corp. for purposes of acquiring Arcade Holding Corporation, our predecessor. On December 15, 1997, the merger corporation acquired all of the equity interests of the predecessor corporation (the "Acquisition") for $205.7 million (including related fees, expenses and cash for working capital). Included in the total cost of the Acquisition were approximately $6.2 million in non-cash costs comprised of (1) the assumption of a promissory note issued by the predecessor corporation in connection with the 1995 acquisition of Scent Seal, Inc., and certain capital lease obligations and (2) the exchange of stock options to acquire common stock in the predecessor corporation by the predecessor corporation's chief executive officer for an option to acquire preferred stock in AHC.

     To provide the $199.5 million of cash necessary to fund the Acquisition, including the equity purchase price and the retirement of all previously existing preferred stock and debt of the predecessor corporation not assumed,
(1) the merger corporation issued $123.5 million of its Senior Increasing Rate Notes to Scratch & Sniff Funding, Inc., an affiliate of DLJMBII, and (2) AHC received $76.0 million from debt and equity (common and preferred) financings, including equity investments by certain stockholders of the predecessor corporation, which was contributed to the merger corporation. Immediately following the Acquisition, the merger corporation merged with and into the predecessor corporation and the combined entity assumed the name AKI, Inc. AHC then contributed $1 of cash and all of its ownership interest in AKI to Holding for 1,000 shares of Holding's common stock.

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

3M Acquisition

     On June 22, 1998, we acquired the fragrance sampling business of the Industrial and Consumer Products division of Minnesota Mining and Manufacturing Company (3M) for $7.25 million in cash and the assumption of a liability of $182,000 to one of the customers of the business. We financed the 3M acquisition with borrowings under the credit agreement. These borrowings were subsequently repaid.

RetCom Acquisition

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RetCom at a purchase price of approximately $12.5 million and refinanced working capital indebtedness of approximately $4.5 million of RetCom and its subsidiaries. The purchase price and refinancing of indebtedness were initially financed by borrowings under the credit agreement.

Results of Operations

Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000

     Net Sales. Net sales for the fiscal year ended June 30, 2001 increased $15.6 million, or 15.6%, to $115.4 million as compared to $99.8 million for the fiscal year ended June 30, 2000. The increase was primarily attributable to volume and favorable pricing mix in sales of sampling technologies for advertising and marketing of fragrance products, and domestic cosmetic products, partially offset by a decrease in the sales of sampling technologies for advertising and marketing of consumer products and the unfavorable effect of a stronger U.S. dollar against foreign currencies, primarily the French Franc.

     Gross Profit. Gross profit for the fiscal year ended June 30, 2001 increased $5.8 million, or 15.1%, to $44.1 million as compared to $38.3 million for fiscal year ended June 30, 2000. The increase in gross profit is primarily attributable to the increase in net sales discussed above and changes in product mix, offset by increased raw material costs, additional premium labor costs, increased overhead costs and foreign exchange rates. Gross profit as a percentage of net sales decreased to 38.2% in the fiscal year ended June 30, 2001, from 38.4% in the fiscal year ended June 30, 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2001 increased $1.2 million, or 7.1% to $18.2 million as compared to $17.0 million for the fiscal year ended June 30, 2000. The increase in selling, general and administrative expenses was primarily due to increased staffing levels and compensation, including increased sales commissions and incentive bonuses as a result of the increase in sales volume and other quantitative incentive measures. Selling, general and administrative expenses as a percent of net sales decreased to 15.8% in the fiscal year ended June 30, 2001 from 17.0% in the fiscal year ended June 30, 2000.

     Income from Operations. Income from operations for the fiscal year ended June 30, 2001 increased $3.3 million, or 19.6%, to $20.1 million as compared to $16.8 million for the fiscal year ended June 30, 2000. Income from operations for 2000 included a net gain of $0.9 million resulting from a favorable litigation settlement with the sellers of Arcade Holding Corp. Income from operations as a percentage of net sales increased to 17.4% in the fiscal year ended June 30, 2001 from 16.8% in the fiscal year ended June 30, 2000, principally as a result of the factors described above.

     Interest Expense. Interest expense for the fiscal year ended June 30, 2001 decreased $0.5 million, or 2.9% to $16.9 million, as compared to $17.4 million for the fiscal year ended June 30, 2000. Interest expense as a percentage of net sales decreased to 14.6% in the fiscal year ended June 30, 2001 from 17.4% in the fiscal year ended June 30, 2000. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to the repurchased and retired Senior Discount Debentures and Senior Notes, partially offset by an increase in interest expense related to use of the credit line and the promissory note to AHC for working capital and the RetCom acquisition.

     Interest expense for AKI for the fiscal year ended June 30, 2001 decreased $0.5 million, or 3.7%, to $13.2 million, as compared to $13.7 million for the fiscal year ended June 30, 2000. Interest expense as a percentage of net sales decreased to 11.4% in the fiscal year ended June 30, 2001 from 13.7% in the fiscal year ended June 30, 2000. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to the repurchased and retired Senior Notes, partially offset by use of the revolving credit line and the promissory note to AHC for working capital and the RetCom acquisition.

     Income Tax Expense. The income tax expense for the fiscal year ended June 30, 2001 increased $1.8 million to $3.4 million as compared to $1.6 million for the fiscal year ended June 30, 2000. The increase is due to the increase in income before income taxes and extraordinary gain.

     Income tax expense for AKI for the fiscal year ended June 30, 2001 increased $1.9 million to $4.7 million as compared to $2.8 million for the fiscal year ended June 30, 2000. The increase is due to the increase in income before income taxes and extraordinary gain.

     Extraordinary gain from early retirement of debt. An extraordinary gain from early retirement of debt of $2.0 million for the fiscal year ended June 30, 2001 and $1.1 million for the fiscal year ended June 30, 2000 resulted from the purchase and subsequent contribution in fiscal 2001 of Senior Discount Debentures by AHC, and the purchase of Senior Notes and the purchase and subsequent contribution in fiscal year 2000 of Senior Notes and Senior Discount Debentures by AHC. The purchased and contributed securities were subsequently retired.

     An extraordinary gain from early retirement of debt for AKI of $0.5 million for the fiscal year ended June 30, 2001 and $0.4 million for the fiscal year ended June 30, 2000 resulted from the purchase in fiscal year 2001 of Senior Notes and the purchase in fiscal year 2000 of Senior Notes by AHC and subsequent contribution by Holding. The purchased and contributed securities were subsequently retired.

     EBITDA. EBITDA for the fiscal year ended June 30, 2001, increased $4.5 million, or 17.5%, to $30.2 million as compared to $25.7 million for the fiscal year ended June 30, 2000. The increase in EBITDA principally reflects the increase in gross profit partially offset by the increase in selling, general and administrative expenses discussed above. EBITDA as a percentage of net sales was 26.2% and 25.8% for the fiscal year ended June 30, 2001 and 2000, respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles less net gain from settlement of litigation.

Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999

     Net Sales. Net sales for the fiscal year ended June 30, 2000 increased $12.6 million, or 14.5%, to $99.8 million as compared to $87.2 million for the fiscal year ended June 30, 1999. The increase was primarily attributable to increases in domestic sales of sampling technologies for advertising and marketing of cosmetics and consumer products, due partially to the timing of completion and delivery of certain substantial orders which remained in process at June 30, 1999, increases in international sales of sampling technologies for advertising and marketing of fragrances and sales from the RetCom acquired business, offset by changes in foreign exchange rates.

     Gross Profit. Gross profit for the fiscal year ended June 30, 2000 increased $7.5 million, or 24.4%, to $38.3 million as compared to $30.8 million for fiscal year ended June 30, 1999. Gross profit as a percentage of net sales increased to 38.4% in the fiscal year ended June 30, 2000, from 35.3% in the fiscal year ended June 30, 1999. The increase in gross profit and gross profit as a percentage of net sales was primarily attributable to the increase in net sales discussed above, changes in product mix and more efficient production levels, offset partially by changes in foreign exchange rates.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2000 increased $2.5 million, or 17.2% to $17.0 million as compared to $14.5 million for the fiscal year ended June 30, 1999. The increase in selling, general and administrative expenses was primarily due to increased staffing levels and compensation and additional expenses associated with the acquisition and operation of RetCom. As a result of these factors, selling, general and administrative expenses as a percent of net sales increased to 17.0% in the fiscal year ended June 30, 2000 from 16.6% in the fiscal year ended June 30, 1999.

     Income from Operations. Income from operations for the fiscal year ended June 30, 2000 increased $5.1 million, or 43.6%, to $16.8 million as compared to $11.7 million for the fiscal year ended June 30, 1999. Income from operations as a percentage of net sales increased to 16.8% in the fiscal year ended June 30, 2000 from 13.4% in the fiscal year ended June 30, 1999, principally as a result of the factors described above and an $0.8 million net gain from settlement of litigation involving the acquisition purchase price.

     Interest Expense. Interest expense for the fiscal year ended June 30, 2000 increased $0.7 million, or 4.2% to $17.4 million, as compared to $16.7 million for the fiscal year ended June 30, 1999. Interest expense as a percentage of net sales decreased to 17.4% in the fiscal year ended June 30, 2000 from 19.2% in the fiscal year ended June 30, 1999. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to use of draw downs under the credit agreement for working capital and the RetCom acquisition, offset partially by a decrease in interest expense related to the repurchased and retired Senior Discount Debentures and Senior Notes.

         Interest expense for AKI for the fiscal year ended June 30, 2000 increased $0.7 million, or 5.4%, to $13.7 million, as compared to $13.0 million for the fiscal year ended June 30, 1999.

Interest expense as a percentage of net sales decreased to 13.7% in the fiscal year ended June 30, 2000 from 14.9% in the fiscal year ended June 30, 1999. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to use of the credit line for working capital and the RetCom acquisition, offset partially by a decrease in interest expense related to the repurchased and retired Senior Notes.

     Income Tax Expense. The income tax expense for the fiscal year ended June 30, 2000 increased $1.9 million to $1.6 million as compared to a benefit of $0.3 million for the fiscal year ended June 30, 1999. The increase is due to the increase in income before income taxes and extraordinary gain.

     Income tax expense for AKI for the fiscal year ended June 30, 2000 increased $2.0 million to $2.8 million as compared to $0.8 million for the fiscal year ended June 30, 1999. The increase is due to the increase in income before income taxes and extraordinary gain.

     Extraordinary gain from early retirement of debt. An extraordinary gain from early retirement of debt of $1.1 million for the fiscal year ended June 30, 2000 resulted from the purchase and subsequent contribution of Senior Notes and Senior Discount Debentures by AHC. The contributed securities were subsequently retired.

     An extraordinary gain from early retirement of debt for AKI of $0.4 million for the fiscal year ended June 30, 2000 resulted from the purchase of Senior Notes by AHC and subsequent contribution by Holding. The contributed securities were subsequently retired.

     EBITDA. EBITDA for the fiscal year ended June 30, 2000, increased $5.6 million, or 27.9%, to $25.7 million as compared to $20.1 million for the fiscal year ended June 30, 1999. The increase principally reflects the increase in income from operations discussed above. EBITDA as a percentage of net sales was 25.8% and 23.1% for the fiscal year ended June 30, 2000 and 1999, respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles less net gain from settlement of litigation.

Liquidity and Capital Resources

     We have substantial indebtedness and significant debt service obligations. As of June 30, 2001, we had consolidated indebtedness in an aggregate amount of $127.9 million (excluding trade payables, accrued liabilities and deferred taxes), of which (1) approximately $23.9 million is a direct obligation of Holding relating to its debentures and (2) approximately $103.5 million is a direct obligation of AKI relating to its notes, revolving credit line and capital leases. At June 30, 2001, Holding had $21.5 million of accrued liabilities and AKI had $23.7 million in accrued liabilities (including trade payables, accrued liabilities and deferred taxes). As of August 31, 2001, AKI had outstanding borrowings of $4.9 million under the credit agreement.

     Borrowings under the credit agreement are limited to a maximum amount equal to $20.0 million. At June 30, 2001 and August 31, 2001, AKI had borrowing availability of approximately $20.0 million and $15.1 million, respectively, subject to a borrowing base calculation and the achievement of specified financial ratios and compliance with specified conditions. The interest rate for borrowings under the credit agreement are determined from time to time based on our choice of formulas, plus a margin. The credit agreement will mature on December 31, 2002.

     The indentures and the credit agreement permit Holding and its subsidiaries to incur additional indebtedness, subject to specified limitations. In addition, the indentures contain restrictive covenants that, among other things, limit the ability of Holding and its subsidiaries to: (i) pay dividends or make certain restricted payments; (ii) incur additional indebtedness and issue preferred stock; (iii) create liens; (iv) incur dividend and other payment restrictions affecting subsidiaries; (v) enter into mergers, consolidations or sales of all or substantially all of the assets of our company; (vi) enter into certain transactions with affiliates; and (vii) sell certain assets.

     Payment of Holding's debentures is not guaranteed by AKI or any of its subsidiaries. Because Holding is a holding company with no substantive operations, it is dependent upon the cash flows of AKI and its subsidiaries and the payment of funds by AKI and its subsidiaries to Holding in the form of loans, dividends or otherwise to pay its obligations.

     Holding's principal liquidity requirements are for debt service requirements under the debentures. AKI's principal liquidity requirements are for debt service requirements and fees under the notes and the credit agreement. Historically, we have funded our capital, debt service and operating requirements with a combination of net cash provided by operating activities, which was $19.6 million and $4.9 million for fiscal 2001 and 2000, respectively, together with borrowings under revolving credit facilities. Net cash provided by operating activities during fiscal 2001 resulted primarily from net income before depreciation and amortization, a decrease in accounts receivable and inventory levels and an increase in accounts payable and accrued expenses.

     In fiscal 2001 and fiscal 2000, we had capital expenditures of approximately $3.0 million and $2.8 million, respectively. These capital expenditures consisted primarily of the purchase and maintenance of manufacturing equipment and furniture and fixtures and maintaining and upgrading our computer systems.

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RetCom at a purchase price of approximately $12.5 million and refinanced working capital indebtedness of approximately $4.5 million of RetCom and its subsidiaries. The purchase price and refinancing of indebtedness were financed by borrowings under the credit agreement.

     We may from time to time evaluate additional potential acquisitions. There can be no assurance that additional capital sources will be available to us to fund additional acquisitions on terms that we find acceptable, or at all.

     At June 30, 2001, AHC had outstanding $45.0 million of Notes which bear interest at approximately 16% per annum and mature on December 15, 2009, and approximately $85.5 million of Senior Preferred Stock which accrue dividends at 15% per annum and must be redeemed by December 15, 2012. Interest on the notes and dividends on the senior preferred stock may be settled through the issuance of additional floating rate notes and senior preferred stock through maturity or redemption, respectively. The floating rate notes are general, unsecured obligations of AHC and are not obligations of, or guaranteed by Holding, AKI or any of its subsidiaries. AHC is a holding company and is dependent upon the cash flows of its subsidiaries and the payment to it of funds by its subsidiaries. The indenture relating to the debentures restricts the payment of dividends or the making of other restricted payments by Holding to AHC.

     In September 1999, AHC consummated a private placement to DLJMBII of 15,000,000 shares of its common stock at a purchase price of $1.00 per share. A portion of the proceeds were used in fiscal 2000 to reduce outstanding indebtedness of Holding and AKI. The balance of the proceeds may become available to us to reduce outstanding indebtedness of Holding or AKI or for working capital or other general corporate purposes, but there is no obligation on the part of AHC to make any of these funds available.

     Capital expenditures for the fiscal year ending June 30, 2002 are budgeted to be approximately $3.0 million. Based on borrowings outstanding (other than pursuant to the credit agreement) as of June 30, 2001 and borrowings outstanding under the credit agreement as of August 31, 2001, we expect total cash payments for debt service in fiscal 2002 to be approximately $11.1 million, consisting of $10.9 million in interest payments on the notes and $0.2 million in interest and fees under the credit agreement. We also expect to make royalty payments of approximately $1.1 million during fiscal 2002.

     We believe that, in the absence of future acquisitions, cash flows from existing operations and available borrowings will be sufficient to fund budgeted capital expenditures, working capital requirements and interest and principal payments on our indebtedness, including the debentures and the notes for fiscal 2002. In the event we consummate any additional acquisitions, we may seek additional debt or equity financings subject to compliance with the terms of the indentures.

     At June 30, 2001, Holding's cash and cash equivalents and net working capital were $4.7 million and $10.2 million, respectively, representing an increase in cash and cash equivalents of $3.5 million and a decrease in net working capital of $3.6 million from June 30, 2000. Account receivables, net, at June 30, 2001 decreased 16.3% or $3.5 million over the June 30, 2000 amount, primarily due to a reduction in the days sales outstanding and a comparative decrease in fourth quarter sales.

Seasonality

     Our sales and operating results have historically reflected seasonal variations. Such seasonal variations are based on the timing of our customers' advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. As a result, a higher level of sales are reflected in our first and third fiscal quarters ended September 30 and March 31 when sales from such advertising campaigns are principally recognized. These seasonal fluctuations require us to allocate our resources to manage our manufacturing capacity, which often operates at full capacity during peak seasonal demand periods.

Recently Issued Accounting Standards

     In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Issue 00-10 was effective for the Company no later than the fourth quarter of the fiscal year ending June 30, 2001, and, accordingly, amounts billed to customers related to shipping and handling have been reclassified from cost of goods sold to net sales.

     FASB Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141) was issued in June 2001. SFAS 141 changes the accounting and reporting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

     FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied at the beginning of an entity's fiscal year. The Company is currently assessing the effect, if any, on its financial statements of implementing SFAS 142.

Forward-Looking Statements

     The information provided in this document contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of our Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: (i) the competitive environment in the sampling industry in general and in our specific market areas; (ii) changes in prevailing interest rates; (iii) inflation; (iv) changes in cost of goods and services; (v) economic conditions in general and in our specific market areas;
(vi) changes in or failure to comply with postal regulations or other federal, state and/or local government regulations; (vii) liability and other claims asserted against us; (viii) changes in operating strategy or development plans;
(ix) the ability to attract and retain qualified personnel; (x) the significant indebtedness of our company; (xi) labor disturbances; (xii) changes in our capital expenditure plans; (xiii) and other factors.

     In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risk, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "should," "seeks," "pro forma," "anticipates," "intends" or the negative of any such word, or other variations or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not place undue reliance on any forward-looking statements. We disclaim any obligations to update any factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this document to reflect future events or developments.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     In fiscal 2001, we generated approximately 21% of our sales from customers outside the United States, principally in Europe. International sales are made mostly from our foreign subsidiary located in France and are primarily denominated in the local currency. Our foreign subsidiary also incurs the majority of its expenses in the local currency and uses the local currency as its functional currency.

     Our major principal cash balances are held in U.S. dollars. Cash balances in foreign currencies are held to minimum balances for working capital purposes and therefore have a minimum risk to currency fluctuations.

     We periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At June 30, 2001, there were no forward exchange contracts outstanding.

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

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of Holding as of September 1, 2001.

Name                 Age    Position
----                 ---    --------
Thompson Dean         43     Chairman of the Board and Director
William J. Fox        45     President, Chief Executive Officer and Director
Kenneth A. Budde      52     Senior Vice President, Chief Financial Officer and
                             Secretary
A. Bruce Prashker     39     Senior Vice President and Assistant Secretary
Hugh R. Kirkpatrick   64     Director
David M. Wittels      37     Director
James A. Quella       51     Director

     Thompson Dean has served as Chairman of the Board and a Director of Holding since December 1997. Mr. Dean has been Head of Leveraged Corporate Private Equity for Credit Suisse First Boston since November 2000. He has also been Investment Committee Co-Chairman and Managing Partner of DLJ Merchant Banking Partners since 1995. Previously, Mr. Dean was a Managing Director of DLJ Merchant Banking and its predecessor since 1991. Mr. Dean also serves as Chairman of the Board of DeCrane Aircraft Holdings, Inc. and Von Hoffmann Press, Inc., and as a director of Charles River Laboratories, Inc. Formica Corporation, Insilco Holding Company, Manufactures' Services Ltd. and Mueller Holdings (N.A.), Inc.

     William J. Fox has served as President, Chief Executive Officer and a Director of Holding and as Chairman, President and Chief Executive Officer and a Director of AKI, Inc. since February 1999. Mr. Fox was President, Strategic and Corporate Development of Revlon Worldwide, Senior Executive Vice President of Revlon, Inc. and Revlon Consumer Products Corporation ("RCPC") (collectively,
"Revlon") and Chief Executive Officer, Revlon Technologies, a division of Revlon, from January 1998 through January 1999. He was Executive Vice President from 1991 through January 1997 and Senior Executive Vice President from January 1997 through January 1999 and Chief Financial Officer of Revlon from 1991 to 1997. Mr. Fox served as a director from November 1995 of Revlon, Inc. and from September 1994 of RCPC, until April 1999. He was Senior Vice President of MacAndrews and Forbes Holding Inc., the indirect majority shareholder of Revlon, from August 1990 through January 1999. Mr. Fox also serves as Director and Co-Chairman of the Board of Loehmann's Holdings, Inc.

         Kenneth A. Budde has served as Chief Financial Officer of Holding since November 1994. From October 1988 to June 1994, Mr. Budde served as Controller and Chief Financial Officer of Southwestern Publishing Company. Prior to that, Mr. Budde spent 12 years with KPMG Peat Marwick.

     A. Bruce Prashker has served as Senior Vice President of Holding since April 2000. Prior to joining the Company, Mr. Prashker was Managing Principal of the Capital Markets Company N.V. from April 1999 through April 2000. Mr. Prashker served as Vice President & Controller of the International Division of RCPC from January 1996 through April 1999, Vice President and Chief Financial Officer of the Licensing Division of RCPC from August 1994 through January 1996 and held various other executive positions at RCPC and MacAndrews and Forbes Holding Inc. from April 1990 through August 1994.

     Hugh R. Kirkpatrick has served as a director of Holding since June 1998. Mr. Kirkpatrick is a former director of International Flavors & Fragrances, Inc. where he served as Senior Vice President and President, Worldwide Fragrance Division, from 1991 through his retirement in 1996.

     David M. Wittels has served as a director of Holding since December 1997. Mr. Wittels has been a Managing Director of DLJ Merchant Banking since January 2001. For the past five years, Mr. Wittels has served in various capacities with DLJ Merchant Banking. Mr. Wittels also serves as a director of Mueller Holdings (N.A.), Inc., Ziff Davis Holdings, Inc., Ziff Davis Media Inc., Advanstar, Inc., Advanstar Communications, Inc. and Wilson Greatbatch Technologies, Inc.

     James A. Quella has served as a director of Holding since September 2000. Mr. Quella has been a Managing Director and Operating Partner of DLJ Merchant Banking since July 2000. From January 2000 to July 2000 Mr. Quella served as the Managing Director of GH Venture Partners. Mr. Quella served as the Vice-Chairman: Market Development and Director of the Executive Committee of Mercer Management Consulting from 1996 to 2000. Mr. Quella was a Senior Consultant for Mercer Management Consulting from 1990 to 1996. Mr. Quella serves on the boards of directors of Advanstar, Inc. Merrill Corporation, Formica, Inc., and Von Hoffman Press, Inc.

Compensation of Directors

     Except for Mr. Kirkpatrick, who receives an annual fee of $20,000, directors of Holding will not receive compensation for services rendered but will be reimbursed for out-of-pocket expenses incurred by them in connection with their travel to and attendance at board meetings and committees of the board. Mr. Kirkpatrick also received a grant of 5,000 stock options in fiscal 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information for the three most recently completed fiscal years with respect to the compensation of our chief executive officer and our other most highly compensated executive officers whose total annual compensation exceeded $100,000. We refer to these individuals as our named executive officers.


                           Summary Compensation Table

                                                                                            Long Term
                                                     Annual Compensation                   Compensation
                                                     -------------------                   ------------
                                              Fiscal                                         Securities             All Other
        Name and Principal Position            Year        Salary          Bonus         Underlying Options     Compensation(1)
        ---------------------------            ----        ------          -----         ------------------     ---------------

William J. Fox                                 2001    $   700,000     $ 1,125,000                  --                6,800
   President, Chief Executive Officer          2000        650,000       1,214,000             888,000(2)             6,400
   And Director                                1999        242,308         250,000                  --                   --

Kenneth A. Budde                               2001        190,000         135,000                  --                6,800
   Chief Financial Officer                     2000        175,000         102,500             160,000                7,090
                                               1999        154,327          80,625                  --                9,077

A. Bruce Prashker                              2001        190,000          90,000                  --                4,787
  Senior Vice President                        2000         34,346              --              50,000                   --
                                               1999             -               --                  --                   --


(1) Represents amounts contributed on behalf of the named executive to our company's 401(k) retirement savings plan.

(2) Pursuant to the terms of his employment agreement, Mr. Fox is entitled to receive options to acquire 5% of AHC's issued and outstanding common stock on a fully diluted basis. As of June 30, 2000, 888,000 shares of common stock represented 5% of AHC's issued and outstanding common stock on a fully diluted basis.

Option Grants in Last Fiscal Year



     There were no stock options granted during fiscal 2001 to any of the named executive officers.



Fiscal Year End Option Values



     The following table sets forth information about the number and value of options held by the named executive officers as of June 30, 2001. The values of the in-the-money options have been calculated on the basis of $1.00 per share fair market value of our common stock as of that date less the applicable exercise price.


                                           Year End Option Values


                                             Number of securities
                                            underlying unexercised          Value of unexercised in-the-
                                           options at June 30, 2001        money options at June 30, 2001
                                      ---------------------------------   ---------------------------------


                 Name                    Exercisable    Unexercisable      Exercisable    Unexercisable
                 ----                    -----------    -------------      -----------    -------------

William J. Fox                              444,000       444,000               --                --
   President, Chief Executive Officer
   And Director

Kenneth A. Budde                             83,334        76,666               --                --
   Chief Financial Officer

A. Bruce Prashker                             8,333        41,667               --                --
  Senior Vice President



Equity-Based Compensation

     AHC adopted the 1998 Stock Option Plan for employees and directors of AHC and any parent or subsidiary corporation of AHC. The objectives of the option plan are (1) to retain the services of persons holding key positions and to secure the services of persons capable of filling such positions and (2) to provide persons responsible for the future growth of AHC an opportunity to acquire a proprietary interest in our Company and thus create in such key employees an increased interest in and a greater concern for the welfare of our Company.

     The option plan authorizes the issuance of options to acquire up to 1,650,000 shares of common stock of AHC. The option plan will be administered by the board of directors or a compensation committee to be designated by the board of directors. Pursuant to the option plan, AHC may grant options, including options that become exercisable as performance standards determined by the committee are met, to key employees and directors of AHC and any parent or subsidiary corporation. The terms of any grant will be determined by the committee and set forth in a separate grant agreement. The exercise price will be at least equal to the fair market value per share of AHC common stock on the date of grant, provided that the exercise price shall not be less than $1.00 per share. Options may be exercisable for up to ten years. The committee has the right to accelerate the right to exercise any option granted under the option plan without effecting the expiration date thereof. Upon the occurrence of a change in control (as defined in the option plan) of AHC, each option may, at the discretion of the committee, be terminated upon notice to the holder and each such holder will receive, in respect of each share of AHC common stock for which such option is then exercisable, an amount equal to the excess of the then fair market value of such share of AHC common stock over the per share exercise price.

     AHC granted 35,500 options for shares of capital stock in fiscal 2001 and no options for shares of capital stock of AHC were exercised in fiscal 2001. These options vest over periods ranging from one to five years. Certain options are eligible for accelerated vesting based on targeted EBITDA.


Employment Agreements

Fox Agreement

     On January 27, 1999, William J. Fox entered into an employment agreement with our company effective February 1, 1999 and as amended effective July 1, 2001. The agreement initially ended on February 1, 2002, the third anniversary of the effective date, subject to extension for one additional day each day after February 1, 2000, unless either party provides notice not to extend. Accordingly, as of September 1, 2001 the agreement ends on September 1, 2003.

     Mr. Fox's base salary is $775,000 and he is eligible to receive a performance-based bonus of between 50% to 100% or between 100% to 200% of his base salary upon achievement of targeted goals, and other incentive payments.

     Pursuant to the terms of his employment agreement, Mr. Fox is entitled to receive options to acquire 5% of AHC's issued and outstanding common stock on a fully diluted basis, subject to anti-dilution protection. Once granted, these options will vest at specified dates and upon the occurrence of specified conditions. In addition, upon a change in control (as defined in the employment agreement), all time vested options vest and all performance vested options vest if the DLJ Entities (as defined in the employment agreement) achieve certain levels of return on their equity investments.

     If Mr. Fox's employment is terminated by us without cause or by Mr. Fox for good reason, we will pay Mr. Fox two times his base salary, 50% of such amount on termination of employment and 50% paid in equal monthly installments over a six-month period following the date of termination. However, in the event Mr. Fox's employment is terminated by us without cause or by Mr. Fox for good reason, within sixteen months following a Change of Control, Mr. Fox is entitled to an amount equal to two times the highest aggregate base salary and performance-based bonus amount paid to him in any of the three calendar years prior to the effective date of any Change of Control, 50% of such amount on termination of employment and 50% paid in equal monthly installments over a six-month period following the date of termination. In addition, Mr. Fox will receive a pro-rata bonus for the year of termination if he would have been entitled to such a bonus had he remained employed during the year of termination.

If such termination occurs within 6 months of a time where a tranche of time-vested options would otherwise become exercisable, then a pro-rata portion of such tranche will become exercisable.

     The employment agreement contains confidentiality, noncompetition and nonsolicitation provisions. The restricted period for the noncompetition provisions upon termination of employment is two years if Mr. Fox's employment is terminated by us without cause or by us for good reason, and one year if Mr. Fox's employment is terminated for any other reason.

Budde Agreement

     Mr. Budde is presently retained as chief financial officer pursuant to an employment agreement that provides for an annual base salary of $210,000 and he is eligible to receive a performance-based bonus of 60% of his base salary upon achievement of targeted goals and up to 100% of his base salary for higher performance. The term of the employment agreement with Mr. Budde, which expires on June 30, 2002, automatically renews for additional twelve-month terms, unless either party elects otherwise. If Mr. Budde is terminated by us without cause or if we elect not to renew Mr. Budde's employment, we will pay Mr. Budde an amount equal to his base salary over a twelve-month period following the date of termination.

Compensation Committee Interlocks and Insider Participation

     None of AHC, Holding or AKI had a compensation committee during fiscal 2001. Certain members of our board of directors, other than Mr. Fox, participated in deliberations regarding compensation to be paid to Mr. Fox. Mr. Fox determined the compensation to be paid to other executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     All of AKI's issued and outstanding capital stock is owned by Holding. All of Holding's issued and outstanding capital stock is owned by AHC. The following table sets forth certain information as of August 31, 2001 with respect to the beneficial ownership of AHC common stock by (1) owners of more than 5% of such AHC common stock, (2) each director and named executive officer of Holding and
(3) all directors and executive officers of Holding, as a group.



                                                 Shares          Percentage of
                                              Beneficially      Outstanding AHC
         Beneficial Owner                        Owned           Common Stock
         ----------------                        -----           ------------

DLJ Merchant Banking Partners, II, L.P.        15,921,111            98.8%
  and affiliated entities  (1)
William J. Fox (2)                                666,000             4.0%
Thompson Dean (3)                                     ---              ---
Hugh R. Kirpatrick (2)                              2,778                *
James Quella (3)                                      ---              ---
David M. Wittels (3)                                  ---              ---
Kenneth A. Budde (2)                              126,667                *
A. Bruce Prashker (2)                              33,333                *
All directors and executive officers              828,778             4.9%
  as a group  (2)
-------------

     *    Less than one percent.

     (1) Consists of shares held directly by the following affiliated investors: DLJ Merchant Banking Partners II, L.P; DLJ Merchant Banking Partners II-A, LP ("DLJMBII-A); DLJ Offshore Partners II, C.V. ("Offshore Partners II"); DLJ Diversified Partners, L.P. ("Diversified Partners"); DLJ Diversified Partners-A, L.P ("Diversified Partners-A"); DLJMB Funding II, Inc. ("DLJ Funding II"); DLJ Millennium Partners, L.P. ("Millennium Partners"); DLJ Millennium Partners-A, L.P, ("Millennium Partners-A"); DLJ EAB Partners, L.P ("EAB Partners"); UK Investment Plan 1997 Partners ("UK Partners"); DLJ First ESC L.P ("First ESC"); and Scratch & Sniff Funding, Inc. ("Scratch & Sniff")." The address of each of DLJMBII, DLJMBII-A, Diversified Partners, Diversified Partners-A, DLJ Funding II, Scratch & Sniff, Millennium Partners, Millennium Partners-A, EAB Partners and First ESC is Eleven Madison Avenue, New York, New York 10010. The address of Offshore Partners 11 is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles. The address of UK Partners is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067. Does not include 18,000 shares of AHC Common Stock held directly by the Scratch & Sniff Funding, Inc., an affiliate of DLJMBII.

     (2) Includes shares of common stock issuable upon the exercise of stock options exercisable within 60 days of August 31, 2001.

     (3) Messrs. Dean, Quella and Wittels are officers of DLJ Merchant Banking, an affiliate of DLJMBII. Share data shown for such individuals excludes shares shown as held by DLJMBII, as to which such individuals disclaim beneficial ownership. The address of each of Messrs. Dean, Quella and Wittels is Eleven Madison Avenue, New York, New York 10010.


ITEM 13.  RELATED PARTY TRANSACTIONS

Transactions with DLJMBII and their Affiliates


     Messrs. Dean and Wittels, who are directors of AKI and officers and directors of Holding and AHC, are officers of DLJ Merchant Banking. DLJ Merchant Banking, together with DLJMBII, beneficially own, in the aggregate, approximately 98.8% of the outstanding common stock of AHC.

     Pursuant to an agreement between Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and AHC, DLJ receives an annual fee of $250,000 for acting as the exclusive financial and investment banking advisor until December 31, 2002. Our Company has agreed to indemnify DLJ in connection with its actions as our financial advisor.

Stockholders Agreement

     In connection with the acquisition of our Company, AHC, DLJMBII and certain investors in our Company prior to the acquisition entered into a stockholders agreement, dated as of December 15, 1997, that sets forth certain rights and restrictions relating to the ownership of the capital stock of AHC (including securities exercisable for or convertible or exchangeable into capital stock of
AHC) and agreements among the parties thereto as to the governance of AHC and, indirectly, Holding and AKI.

     Pursuant to the stockholders agreement, the board of directors of AHC consists of six members, of which four may currently be nominated by DLJMBII. The Chief Executive Officer of our Company is also to be a member of the board.

     The stockholders agreement contains (1) certain restrictions on the ability of each holder of capital stock of AHC to transfer any capital stock of AHC, (2) certain preemptive rights to the holders of capital stock of AHC, (3) "drag along" rights to DLJMBII to require the remaining holders of capital stock of AHC to sell a percentage of their ownership and (4) "tag along" rights to the holders of capital stock of AHC, other than DLJMBII, with respect to sales of capital stock of AHC by DLJMBII.

     DLJMBII is entitled to demand and piggy back registration rights with regard to its shares of our common stock.

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

3.3    Bylaws of Holding.*

3.4    Bylaws of AKI.**

4.1 Indenture dated as of June 25, 1998 between Holding and State Street Bank and Trust Company, as Trustee.*

4.2 Indenture dated as of June 25, 1998 between AKI and IBJ Schroder Trust Company, as Trustee.**

4.3 Form of 13 1/2% Senior Discount Debentures due July 1, 2009 (included in Exhibit 4.1).

4.4    Form of  10 1/2%  Senior Discount Notes  due  July 1,  2008  (included in
       Exhibit 4.2).

10.1 Registration Rights Agreement of Holding, dated as of June 25, 1998 between Holding and DLJMBII.*

10.2 Registration Rights Agreement of AKI, dated as of June 25, 1998, between AKI and DLJMBII.**

10.3   AHC Stock Option Plan.*

10.4 Employment Agreement dated as of February 1, 1999 between Holding and William J. Fox.***

10.5 Amendment to Employment Agreement dated as of September 17, 2001 between Holding and William J. Fox. +

10.6 Credit Agreement, dated as of April 30, 1996, as amended by Amendment No. 1, dated December 12, 1997, and as further amended by Amendment No. 2, dated October 30, 1998, between the Company and Heller Financial, Inc. (the "Credit Agreement").*

10.7 Amendment No. 3 to the Credit Agreement, dated August 30, 1999, between the Company and Heller Financial.****

10.8 Amendment No. 4 to the Credit Agreement, dated September 21, 1999, between the Company and Heller Financial, Inc.****

10.9 Amendment No. 5 to the Credit Agreement dated as of May 17, 2000, between the Company and Heller Financial, Inc. |_|

10.10 Amendment No. 6 to the Credit Agreement dated as of December 1, 2000, between the Company and Heller Financial, Inc. |_|

10.11 Securities Purchase Agreement dated as of December 15, 1997 between Holding and Scratch & Sniff Funding, Inc.*

10.12 Asset Purchase Agreement dated as of May 28, 1998 between AKI and Minnesota, Mining and Manufacturing Company.*

10.13 Stock Purchase Agreement dated as of November 14, 1997, as amended on December 2, 1997 and December 12, 1997 among the Company and DLJMBII and related investors.*

10.14 Financial Advisory Agreement dated as of December 12, 1997 between AHC and DLJ.*

10.15 Stock Purchase Agreement, by and among AKI and each of Michael Berman, Paul Pearl, Stuart Fleischer, Jay Gartlan, Retail TCA Corporation, a New York corporation, Retail TCB Corporation, a New York corporation, and Sleepeck Printing Company, an Illinois corporation, dated as of September 2, 1999.*****

10.16 Employment Agreement dated as of July 1, 2000, between Holding and Kenneth A. Budde .*****

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

*** Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 1999.

**** Incorporated by reference from Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1999.

***** Incorporated by reference from Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2000.

|_| Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.

+      Filed herewith.

          (b)     Reports on Form 8-K.

                  No reports on Form 8-K were filed during the three months ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AKI Holding Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of September, 2001.

                                  AKI HOLDING CORP.

                                     (Registrant)


                                  By: /S/ William J. Fox
                                          --------------------------------------
                                          William J. Fox
                                          President and Chief Executive Officer

     Each person whose signature appears below hereby appoints William J. Fox and Kenneth Budde, or any of them, as such person's true and lawful attorney-in-fact, with full power of substitution or resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign on such person's behalf, individually and in each capacity stated below, any and all amendments to this Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 18th day of September, 2001.

     SIGNATURE                              TITLE
     ---------                              -----

/S/ Thompson Dean                 Chairman and Director
---------------------------
Thompson Dean


/S/ William J. Fox                President, Chief Executive Officer and
---------------------------       Director (Principal Executive Officer)
William J. Fox


/S/ Kenneth Budde                 Senior Vice President, Chief Financial Officer
---------------------------       and Secretary (Principal Financial and
Kenneth Budde                     Accounting Officer)


/S/ Hugh Kirkpatrick              Director
---------------------------
Hugh Kirkpatrick

/S/ James A. Quella               Director
----------------------------
James A. Quella


/S/ David Wittels                 Director
----------------------------
David Wittels

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AKI, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of September, 2001.

                                  AKI, INC.

                                  (Registrant)


                                  By: /S/ William J. Fox
                                          --------------------------------------
                                          William J. Fox
                                          President, Chief Executive Officer and
                                          Chairman

     Each person whose signature appears below hereby appoints William J. Fox and Kenneth Budde, or any of them, as such person's true and lawful attorney-in-fact, with full power of substitution or resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign on such person's behalf, individually and in each capacity stated below, any and all amendments to this Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 18th day of September, 2001.

     SIGNATURE                              TITLE

/S/ William J. Fox                President, Chief Executive Officer, Chairman
---------------------------       and Director (Principal Executive Officer)
William J. Fox


/S/ Kenneth Budde                 Senior Vice President, Chief Financial Officer
---------------------------       and Secretary (Principal Financial and
Kenneth Budde                     Accounting Officer)


/S/ Thompson Dean                 Director
---------------------------
Thompson Dean


/S/ Hugh Kirkpatrick              Director
---------------------------
Hugh Kirkpatrick

/S/ James A. Quella               Director
---------------------------
James A. Quella


/S/ David Wittels                 Director
---------------------------
David Wittels

     SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS FILED  PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material has been or is expected to be sent to security holders of the registrants.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF AKI HOLDING CORP.:

     Report of Independent Accountants....................................   F-2

     Consolidated Balance Sheets at June 30, 2001 and 2000................   F-3

     Consolidated Statements of Operations for the years ended
         June 30, 2001, 2000 and 1999 ....................................   F-4

     Consolidated Statements of Stockholder's Equity
         for the years ended June 30, 2001, 2000 and 1999 ................   F-5

     Consolidated Statements of Cash Flows for the years ended
         June 30, 2001, 2000 and 1999 ....................................   F-6

     Notes to Consolidated Financial Statements...........................   F-7

CONSOLIDATED FINANCIAL STATEMENTS OF AKI, INC.:

     Report of Independent Accountants....................................  F-23

     Consolidated Balance Sheets at June 30, 2001 and 2000 ...............  F-24

     Consolidated Statements of Operations for the years ended
         June 30, 2001, 2000 and 1999 ....................................  F-25

     Consolidated Statements of Stockholder's Equity
         for the years ended June 30, 2001, 2000 and 1999 ................  F-26

     Consolidated Statements of Cash Flows for the years ended
         June 30, 2001, 2000 and 1999 ....................................  F-27

     Notes to Consolidated Financial Statements...........................  F-28

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of AKI Holding Corp. and Subsidiaries

     In our  opinion,  the  accompanying  consolidated  balance  sheets  and the related  consolidated  statements of operations,  stockholder's  equity and cash flows present fairly, in all material respects, the financial position of AKI Holding Corp. and Subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






PricewaterhouseCoopers LLP
Knoxville, Tennessee
August 3, 2001

                       AKI HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except share and per share information)




                                                                                              June 30,
                                                                                       ----------------------
                                                                                       2001              2000
                                                                                       ----              ----

ASSETS
Current assets
Cash and cash equivalents..............................................             $     4,654      $     1,158
Accounts receivable, net...............................................                  18,020           21,522
Inventory..............................................................                   6,330            7,757
Prepaid expenses.......................................................                     492               92
Deferred income taxes..................................................                     770              396
                                                                                    -----------      -----------
      Total current assets.............................................                  30,266           30,925

Property, plant and equipment, net.....................................                  15,778           17,097
Goodwill, net .........................................................                 157,334          162,472
Other intangible assets, net...........................................                   6,337            7,174
Deferred charges, net..................................................                   4,381            5,461
Deferred income taxes..................................................                       -               57
Other assets...........................................................                      88               88
                                                                                    -----------      -----------
      Total assets.....................................................             $   214,184      $   223,274
                                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations...........................             $       503      $       847
Accounts payable, trade................................................                   3,886            3,565
Accrued income taxes...................................................                   1,642              724
Accrued compensation...................................................                   4,715            3,965
Accrued interest.......................................................                   5,443            5,695
Accrued expenses.......................................................                   3,908            2,370
                                                                                    -----------      -----------
      Total current liabilities........................................                  20,097           17,166

Long-term portion of capital lease obligations.........................                       -              502
Revolving credit line..................................................                       -            9,000
Senior notes...........................................................                 103,510          107,510
Senior discount debentures.............................................                  23,926           27,863
Deferred income taxes..................................................                      19                -
Other non-current liabilities..........................................                   1,863            2,399
                                                                                    -----------      -----------
      Total liabilities................................................                 149,415          164,440

Commitments and contingencies

Stockholder's equity
Common stock, $0.01 par, 1,000 shares authorized; 1,000
    shares issued and outstanding......................................                       -                -
Additional paid-in capital.............................................                  93,656           88,935
Accumulated deficit....................................................                 (12,320)         (13,829)
Accumulated other comprehensive loss...................................                    (837)            (542)
Carryover basis adjustment.............................................                 (15,730)         (15,730)
                                                                                    -----------      -----------
      Total stockholder's equity.......................................                  64,769           58,834
                                                                                    -----------      -----------

      Total liabilities and stockholder's equity.......................             $   214,184      $   223,274
                                                                                    ===========      ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                                                      Year Ended June 30,
                                                                              ----------------------------------
                                                                              2001           2000           1999
                                                                              ----           ----           ----

Net sales.....................................................            $  115,395      $  99,811       $  87,169
Cost of goods sold............................................                71,336         61,552          56,401
                                                                           ---------      ---------       ---------

     Gross profit.............................................                44,059         38,259          30,768

Selling, general and administrative expenses .................                18,199         16,980          14,500
Amortization of goodwill and other intangible assets..........                 5,757          5,336           4,606
Gain from settlement of litigation, net.......................                     -           (858)              -
                                                                           ---------      ---------       ---------

     Income from operations...................................                20,103         16,801          11,662

Other expenses (income):
   Interest expense to stockholder(s) and affiliate...........                   320             22               -
   Interest expense, other....................................                16,591         17,379          16,740
   Management fees to stockholders and affiliate..............                   250            250             250
   Other, net.................................................                     -              -             128
                                                                           ---------      ---------       ---------

     Income (loss) before income taxes and extraordinary gain.                 2,942           (850)         (5,456)

Income tax expense (benefit)..................................                 3,449          1,596            (340)
                                                                           ---------      ---------       ---------

     Loss before extraordinary gain...........................                  (507)        (2,446)         (5,116)

Extraordinary gain from early retirement of debt, net of tax..                 2,016          1,089               -
                                                                           ---------      ---------       ---------

   Net income (loss)..........................................             $   1,509      $  (1,357)      $  (5,116)
                                                                           =========      =========       =========



        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                    (in thousands, except share information)


                                                                                                   Accumulated
                                                       Additional                     Other         Carryover
                                     Common Stock       Paid-in     Accumulated   Comprehensive       Basis
                                    Shares  Amount      Capital       Deficit         Loss          Adjustment     Total
                                    ------  ------      -------       -------         ----          ----------     -----

Balances, June 30, 1998.........    1,000  $     -     $  78,364     $  (5,493)    $     (57)      $ (15,730)    $ 57,084
Net loss........................        -        -             -        (5,116)            -               -       (5,116)
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment.................        -        -             -             -          (308)              -         (308)
                                                                                                                 --------
Comprehensive loss..............                                                                                   (5,424)
Dividend to AHC I Acquisition
  Corp..........................        -        -             -        (1,863)            -               -       (1,863)
                                    -----  -------     ---------     ---------     ---------       ---------     --------

Balances, June 30, 1999.........    1,000        -        78,364       (12,472)         (365)        (15,730)      49,797
Equity contribution by AHC I
  Acquisition Corp..............        -        -        10,571             -             -               -       10,571
Net loss........................        -        -             -        (1,357)            -               -       (1,357)
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment.................        -        -             -             -          (177)              -         (177)
                                                                                                                 --------
Comprehensive loss..............                                                                                   (1,534)
                                    -----  -------     ---------    ----------     ---------       ---------     --------

Balances, June 30, 2000.........    1,000        -        88,935       (13,829)         (542)        (15,730)      58,834
Equity contribution by AHC I
  Acquisition Corp..............        -        -         4,721             -             -               -        4,721
Net income......................        -        -             -         1,509             -               -        1,509
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment.................        -        -             -             -          (295)              -         (295)
                                                                                                                 --------
Comprehensive income............                                                                                    1,214
                                    -----  -------     ---------    ----------     ---------       ---------     --------

Balances, June 30, 2001.........    1,000  $     -     $  93,656    $  (12,320)    $    (837)      $ (15,730)    $ 64,769
                                    =====  =======     =========    ==========     =========       =========     ========



        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      Year Ended June 30,
                                                                           ---------------------------------------
                                                                           2001              2000             1999
                                                                           ----              ----             ----

Cash flows from operating activities:
   Net income (loss)..........................................          $   1,509        $  (1,357)       $  (5,116)
   Adjustment to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization of goodwill and other
       intangibles............................................             10,119            9,738            8,487
     Amortization of debt discount............................              3,610            3,638            3,631
     Amortization of loan closing costs.......................                664            1,309              727
     Deferred income taxes....................................             (1,597)             945             (544)
     Gain on sale of equipment................................                  -                -              (50)
     Gain from early retirement of debt.......................             (2,016)          (2,345)               -
     Other....................................................                (84)              (1)            (308)
     Changes in operating assets and liabilities:
       Accounts receivable....................................              3,502           (2,576)          (2,737)
       Inventory..............................................              1,427           (2,496)          (3,031)
       Prepaid expenses, deferred charges and other assets....               (400)             450             (975)
       Accounts payable and accrued expenses..................              1,939           (2,637)           4,511
       Income taxes...........................................                931              259            5,238
                                                                        ---------        ---------        ---------

       Net cash provided by operating activities..............             19,604            4,927            9,833
                                                                        ---------        ---------        ---------

Cash flows from investing activities:
   Purchases of equipment.....................................             (3,015)          (2,782)          (2,856)
   Proceeds from sale of equipment............................                  -                -               50
   Payments for acquisitions, net of cash acquired............                  -          (16,164)               -
   Patents....................................................               (137)            (150)               -
                                                                        ---------        ---------        ---------

       Net cash used in investing activities..................             (3,152)         (19,096)          (2,806)
                                                                        ---------        ---------        ---------

Cash flows from financing activities:
   Payments under capital leases for equipment................               (846)            (688)            (661)
   Repayments of long-term debt...............................             (3,110)               -                -
   Net proceeds (repayments) on line of credit................             (9,000)           9,000                -
   Repayment of other notes payable...........................                  -                -           (1,330)
   Dividend paid to AHC I Acquisition Corp....................                  -                -           (1,863)
                                                                        ---------        ---------        ---------

       Net cash provided by (used in) financing activities....            (12,956)           8,312           (3,854)
                                                                        ---------        ---------        ---------

Net increase (decrease) in cash and cash equivalents..........              3,496           (5,857)           3,173
Cash and cash equivalents, beginning of period................              1,158            7,015            3,842
                                                                        ---------        ---------        ---------
Cash and cash equivalents, end of period......................          $   4,654        $   1,158        $   7,015
                                                                        =========        =========        =========

Supplemental information:
   Cash paid (received) during the period for:
         Interest to stockholder(s) and affiliate.............          $     320        $      22        $       -
         Interest, other......................................             12,233           13,188            6,512
         Income taxes.........................................              4,115            1,264           (5,123)

Significant non-cash activities:
   Assets acquired under capital lease........................          $       -        $       -        $     600
   Contribution of equity and retirement of senior discount
     debentures and senior notes..............................              4,721           10,571                -






        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


1.   ORGANIZATION AND BUSINESS

          Arcade Holding Corporation (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of Arcade, Inc. ("Arcade") on November 4, 1993. As more fully described in
     Note 3, DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("AHC") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor (the "Acquisition"). On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor and then merged with and into the Predecessor and the combined entity assumed the name AKI, Inc. and Subsidiaries ("AKI"). Subsequent to the Acquisition, AHC contributed $1 and all of its ownership interest in AKI to AKI Holding Corp. ("Holding," the "Successor" or the "Company") for all of the outstanding equity of Holding. AKI is engaged in interactive advertising for consumer products companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee facilities and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L.

          Unless otherwise indicated, all references to years refer to AKI's and Holding's fiscal year, June 30.


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

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          One  customer  accounted  for 14.9% of net sales during the year ended
     June 30, 2001. One customer accounted for 15.3% of net sales during the year ended June 30, 2000. Two customers accounted for 26.8% of net sales during the year ended June 30, 1999.

     Concentration of Purchasing

          Products accounting for a majority of the Company's net sales utilize specific grades of paper that are produced exclusively for the Company by one domestic supplier. The Company does not have a purchase agreement with the supplier and is not aware of any other suppliers of these specific grades of paper. These products can be manufactured using other grades of paper; however, the Company believes the specific grades of paper utilized by the Company provide the Company with an advantage over its competitors. The Company is currently researching methods of replicating the advantages of these specific grades of paper with other grades of paper available from multiple suppliers. Until such methods are developed, a loss of supply of these specific grades of paper and the resulting competitive advantage could cause a possible loss of sales, which could adversely affect operating results.

     Revenue Recognition and Accounts Receivable

          Product sales are recognized at the time ownership transfers, net of estimated discounts. Accounts receivable is accounted for net of allowances for doubtful accounts. Under arrangements with certain customers, custom product which is stored for future delivery is recognized as revenue when title has passed to the customer.

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

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Goodwill

          The aggregate purchase price of business acquisitions was allocated to the assets and liabilities of the acquired companies based on their respective fair values as of the acquisition dates. Goodwill represents the excess purchase price paid over the fair value of net identifiable assets acquired and is amortized over a period of up to forty years using the straight-line method. Accumulated amortization was $15,353 and $10,546 at June 30, 2001 and June 30, 2000, respectively.

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

     Other Intangible Assets

          Other intangible assets include covenants not to compete, patents and other intangible assets and are being amortized over their estimated lives using the straight-line method. Accumulated amortization related to these intangibles assets was $2,442 and $1,479 at June 30, 2001 and June 30, 2000, respectively.

     Fair Value of Financial Instruments

          SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," requires the disclosure of the fair value of financial instruments, for assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The fair value of the Company's Senior Notes and Senior Discount Debentures, as determined from quoted market prices, was $99,370 and $12,110 at June 30, 2001 compared to a carrying value of $103,510 and $23,926, respectively. The carrying value of all other financial instruments approximated fair value at June 30, 2001.

     Foreign Currency Transactions

          Gains and losses on foreign currency transactions with third parties have been included in the determination of net income in accordance with SFAS No. 52, "Foreign Currency Translation." Foreign currency losses amounted to $403, $51 and $91 for the years ended June 30, 2001, 2000 and 1999, respectively.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Research and Development Expenses

          Research and development expenditures are charged to selling, general and administrative expenses in the period incurred. Research and development expenses totaled $1,591, $1,309 and $1,136 for the years ended June 30, 2001, 2000 and 1999, respectively.

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

     Recently Issued Accounting Standards

          In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Issue 00-10 was effective for the Company no later than the fourth quarter of the fiscal year ending June 30, 2001, and, accordingly, amounts billed to customers related to shipping and handling have been reclassified from cost of goods sold to net sales.

          FASB Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141) was issued in June 2001. SFAS 141 changes the accounting and reporting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

          FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied at the beginning of an entity's fiscal year. The Company is currently assessing the effect, if any, on its financial statements of implementing SFAS 142.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


3.   SIGNIFICANT ACQUISITIONS

          On  September  15,  1999,  the  Company  acquired  all of  the  equity interests in RetCom Holdings Ltd. and its subsidiaries ("RetCom") for approximately $12,500 and refinanced working capital indebtedness of approximately $4,500 of RetCom. The acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities acquired using estimated fair values at the date of acquisition and resulted in assigning value to goodwill totaling approximately $19,100 which is being amortized on a straight line basis over a period of twenty years. The fair values assigned are preliminary and may be revalued at a later date but the change is not expected to be material. The results of the acquired operations are included in the financial statements since the date of acquisition. Pro forma results had RetCom been acquired at the beginning of fiscal 1999 and 2000 are not determinable.

          In December, 1999 the Company settled a dispute with the former owners of the Predecessor. In connection with the settlement the Company received approximately $1.2 million and has included the settlement amount net of related expenses in income from operations.

4.   ACCOUNTS RECEIVABLE

     The following table details the components of accounts receivable:

                                                              June 30,
                                                        --------------------
                                                        2001            2000
                                                        ----            ----

         Trade accounts receivable...............   $   18,487       $   22,314
         Allowance for doubtful accounts.........         (836)            (963)
                                                    ----------       ----------
                                                        17,651           21,351
         Other accounts receivable...............          369              171
                                                    ----------       ----------

                                                    $   18,020       $   21,522
                                                    ==========       ==========

5.   INVENTORY

     The following table details the components of inventory:

                                                              June 30,
                                                        --------------------
                                                        2001            2000
                                                        ----            ----
         Raw materials
           Paper.................................   $   1,796        $    3,944
           Other raw materials...................       2,697             2,541
                                                    ---------        ----------
              Total raw materials................       4,493             6,485
         Work in process.........................       1,837             1,272
                                                    ---------        ----------

         Total inventory.........................   $   6,330        $    7,757
                                                    =========        ==========

          The difference between the carrying value of paper inventory using the FIFO method as compared to the LIFO method was not significant at June 30, 2001 or June 30, 2000. During the year ended June 30, 2001, certain inventory quantity reductions caused a liquidation of LIFO inventory values which were immaterial.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


6.   PROPERTY, PLANT AND EQUIPMENT

          The following table details the components of property, plant and equipment as well as their estimated useful lives:

                                                                  June 30,
                                         Estimated          ------------------
                                       Useful Lives         2001          2000
                                       ------------         ----          ----

         Land.......................                     $    258      $    258
         Building...................   7 - 15 years         1,851         1,719
         Leasehold improvements.....   1 -  3 years           651           635
         Machinery and equipment....   5 -  7 years        23,622        21,348
         Furniture and fixtures.....   3 -  5 years         3,370         3,081
         Construction in progress...                          405           101
                                                        ---------      --------
                                                           30,157        27,142
         Accumulated depreciation...                      (14,379)      (10,045)
                                                        ---------      --------
                                                         $ 15,778      $ 17,097
                                                        =========      ========

          Depreciation expense amounted to $4,334, $4,381 and $3,881 for the years ended June 30, 2001, 2000 and 1999, respectively.

          Property held under capital lease is included in the respective property, plant and equipment category as follows:

                                                               June 30,
                                                          -------------------
                                                          2001           2000
                                                          ----           ----

         Machinery and equipment...................    $       -       $  3,000
         Building..................................          600            600
                                                       ---------       --------
                                                             600          3,600
         Less accumulated depreciation.............         (500)        (1,390)
                                                       ---------       --------
                                                       $     100       $  2,210
                                                       =========       ========


          Depreciation of assets under capital lease totaled $200, $600 and $515 for the years ended June 30, 2001, 2000 and 1999, respectively. Future minimum lease payments under the remaining lease are as follows:

                                                        Payment       Interest
                                                      ---------       --------

                           2002.................      $     529       $     26

7.   LINE OF CREDIT

          The Credit Agreement provides for a revolving loan commitment up to a maximum of $20,000 and expires on December 31, 2002. Borrowings are limited to a borrowing base consisting of accounts receivable, inventory and property, plant and equipment which serve as collateral for the borrowings. As of June 30, 2001, the Company's borrowing base was approximately $19,551. Interest on amounts borrowed accrue at a floating rate based upon either prime or LIBOR (7.75% and 10.25% at June 30, 2001 and 2000, respectively). The weighted average interest rate on the outstanding balance under the Credit Agreement was 9.58%, 9.12% and 8.51% for the years ended June 30, 2001, 2000 and 1999, respectively.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


7.   LINE OF CREDIT (Continued)

          The Company is required to pay commitment fees on the unused portion of the revolving loan commitment at a rate of approximately 0.5% per annum. In addition, the Company is required to pay fees equal to 2.5% of the average daily outstanding amount of lender guarantees. The Company did not have any lender guarantees outstanding at June 30, 2001. These fees totaled $59, $69 and $111 for the years ended June 30, 2001, 2000 and 1999, respectively. The Credit Agreement contains certain financial covenants and other restrictions including restrictions on additional indebtedness and restrictions on the payment of dividends. As of June 30, 2001, the Company was in compliance with all debt covenants.

8.   LOANS PAYABLE TO STOCKHOLDER

          In May 2000, the Company signed a promissory note payable to AHC which allows the Company to borrow up to $10 million at such interest rates and due as agreed upon by the Company and AHC. At June 30, 2001 no amount was outstanding under the promissory note.

9.   SENIOR NOTES

          On June 25, 1998, AKI completed a private placement of $115,000 of Senior Notes (the "Senior Notes") which mature on July 1, 2008. The Senior Notes are general unsecured obligations of AKI and bear interest at 10.5% per annum, payable semi-annually on January 1 and July 1. The placement of the Senior Notes yielded AKI net proceeds of $110,158 after deducting offering expenses of $4,842, including $3,450 of underwriting fees paid to an affiliate of the stockholder. The Senior Notes are redeemable at the option of the Company, in whole or part, at any time after July 1, 2003 at a price of up to 105.25% of the outstanding principal balance plus accrued and unpaid interest. Prior to July 1, 2003, AKI is permitted to repurchase up to 35% of the Senior Notes at a redemption price equal to 110.5% of the aggregate principal amount plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. The Senior Notes contain certain covenants including restrictions on the declaration and payment of dividends by AKI to Holding and limitations on the incurrence of additional indebtedness. On December 22, 1998, AKI completed the registration of its Senior Notes with the Securities and Exchange Commission. During fiscal 2001, AKI purchased $4,000 of the Senior Notes for $3,110 and recognized a gain, net of income taxes, of approximately $457. During fiscal 2000, AHC purchased $7,490 of the Senior Notes for $6,486 and recognized a gain, net of income taxes, of approximately $429, respectively. The notes were contributed to Holding and Holding contributed the notes to AKI. The notes were subsequently retired.

10.  SENIOR DISCOUNT DEBENTURES

          On June 25, 1998, Holding completed a private placement of Senior Discount Debentures (the "Debentures") with a stated value of $50,000. The Debentures are general unsecured obligations of Holding and mature on July 1, 2009. The Debentures do not accrue or pay interest until July 1, 2003 and were issued with an original issuance discount of $24,038. The placement of the Debentures yielded the Company net proceeds of $24,699 after deducting offering expenses of $1,263, including $1,038 of underwriting fees paid to an affiliate of the stockholder. The original issuance discount of $24,038 on the Debentures is being accreted from issuance through July 1, 2003 at an effective rate of 13.5% per annum. The unamortized balance of the original issuance discount was $7,124 and $13,368 at June 30, 2001 and 2000, respectively. After July 1, 2003,

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


10.  SENIOR DISCOUNT DEBENTURES (Continued)

     the Debentures will accrue interest at a rate of 13.5% per annum, payable semi-annually, commencing January 1, 2004. The Debentures are redeemable at the option of Holding, in whole or in part, at any time on or after July 1, 2003 at a price up to 106.75% of the outstanding principal balance plus accrued and unpaid interest. Prior to July 1, 2003, Holding is permitted to repurchase up to 35% of the aggregate principal amount at maturity of the Debentures originally issued at a redemption price equal to 113.5% of the accreted value of the Debentures with the net proceeds of one or more public equity offerings. The Debentures contain certain covenants including restrictions on the declaration and payment of dividends and limitations on the incurrence of additional indebtedness. On December 22, 1998, the Company completed the registration of its Senior Discount Debentures with the Securities and Exchange Commission. During fiscal 2001, AHC purchased Senior Discount Debentures with a carrying value of $7,547 for $4,721 and recognized a gain, net of income taxes, of approximately $1,559. During fiscal 2000, AHC purchased Senior Discount Debentures with a carrying value of $5,426 for $4,084 and recognized a gain, net of income taxes, of approximately $660. The debentures were contributed to Holding and subsequently retired.

11.  INITIAL CAPITALIZATION

          In conjunction with the Acquisition, AHC issued $30,000 of Floating Rate Notes, $50,279 of Mandatorily Redeemable Senior Preferred Stock (the "Senior Preferred Stock") and $1,111 of its Common Stock. The Floating Rate Notes were issued with an original issuance discount of $5,389. Interest was payable quarterly and could be settled through the issuance of additional Floating Rate Notes through December 15, 2009, the maturity date, at the discretion of AHC. The original issuance discount of $5,389 was being amortized using the effective interest method over the life of the Floating Rate Notes. On November 1, 1999 AHC issued Amended and Restated Notes totaling $35,500 in exchange for the Floating Rate Notes. The Amended and Restated Notes bear a fixed interest rate of approximately 16% per annum and mature on December 15, 2009 and provide for the payment of stipulated early redemption premiums. In connection with the exchange the unamortized original issue discount was expensed by AHC. The Senior Preferred Stock accretes in value at 15% per annum and must be redeemed by December 15, 2012. The Amended and Restated Notes and Senior Preferred Stock are general unsecured obligations of AHC.

          The cash proceeds from the issuance of the Floating Rate Notes, Senior Preferred Stock and Common Stock of approximately $76,000 and a Mandatorily Redeemable Senior Preferred Stock Option of $2,363 were contributed by AHC to AKI in exchange for 1,000 shares of AKI's Common Stock. Subsequent to the capitalization of AKI, AHC contributed $1 of cash and all of its ownership interest in AKI to Holding for all of the outstanding equity of Holding.

          AHC has no other operations other than the Company. Absent additional financing by AHC, the Company's operations represent the only current source of funds available to service the Floating Rate Notes and Mandatorily Redeemable Senior Preferred Stock; however, the Company is not obligated to pay or otherwise guarantee the Floating Rate Notes and Mandatorily Redeemable Senior Preferred Stock.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


12.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

          Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense was $538, $589 and $338 for the years ended June 30, 2001, 2000 and 1999, respectively. Future minimum lease payments under the leases are as follows.

                                    2002       $    353
                                    2003            431
                                    2004            377
                                    2005            356
                                    2006            365
                                    2007            157
                                               --------
                                               $  2,039
                                               ========

     Royalty Agreements

          Royalty agreements are maintained for certain technologies used in the manufacture of certain products. Under the terms of one royalty agreement, payments are required based on a percentage of net sales of those products manufactured with the specific technology, or a minimum of $500 per year. This agreement expires in 2003 or when a total of $12,500 in cumulative royalty payments has been paid. The Company expensed $500 under this agreement for each of the three years ended June 30, 2001. The Company has paid $5,576 in cumulative royalty payments under this agreement through June 30, 2001.

          Under the terms of another agreement, royalty payments are required based on the number of products sold that were manufactured with the specific licensed technology, or a minimum payment per year. These minimum payments for years after fiscal 1999 are $625 through the expiration of the agreement in 2012. The Company expensed $625, $625 and $575 under this agreement for the years ended June 30, 2001, 2000 and 1999, respectively.

     Employment Agreements

          The Company has employment agreements with certain executive officers with terms through June 30, 2002 and 2003. Such agreements provide for base salaries totaling $985 per year. One officer has an incentive bonus of up to 200% of base salary which is payable if certain financial and management goals are attained and certain other incentive payments. The employment agreements also provide severance benefits of up to two years of base salary if the officers' services are terminated under certain conditions.

     Litigation

          The Company is a party to litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


12.  COMMITMENTS AND CONTINGENCIES (Continued)

     Printing Services Agreement

          In connection with the RetCom acquisition, AKI entered into a five year Printing Services Agreement with a former shareholder of RetCom. The Printing Services Agreement requires annual purchases of printing services totaling $5,000 and a 15% charge on the amount of any shortfall. The present value of the costs related to the estimated shortfall over the life of the Printing Services Agreement was recorded as a liability in the RetCom purchase accounting.

13.  RETIREMENT PLANS

          A 401(k) defined contribution plan (the "Plan") is maintained for substantially all full-time salaried employees. Applicable employees who have six months of service and have attained age 21 are eligible to participate in the Plan. Employees may elect to contribute a percentage of their earnings to the Plan in accordance with limits prescribed by law. The Company makes contributions to the Plan by matching a percentage of employee contributions. Costs associated with the Plan totaled $294, $251 and $201 for the years ended June 30, 2001, 2000 and 1999, respectively.

          Certain hourly employees are covered under a multiemployer defined benefit plan administered under a collective bargaining agreement. Costs (determined by union contract) under the defined benefit plan were $233, $215 and $204 for the years ended June 30, 2001, 2000 and 1999, respectively.

14.  INCOME TAXES

          The Company is included in the consolidated federal income tax return filed by AHC. Income taxes related to the Company are determined on a separate entity basis. The Company files separate state income tax returns and calculates its state tax provision on a separate company basis. Any income taxes payable or receivable by the consolidated group are settled or received by AKI.

          For financial reporting purposes, income (loss) before income taxes and extraordinary gain includes the following components:


                                                                               Year Ended June 30,
                                                                     ---------------------------------------
                                                                     2001             2000              1999
                                                                     ----             ----              ----

         Income (loss) before income taxes and
          extraordinary gain:
            United States..................................        $   1,481        $  (1,305)       $  (5,978)
            Foreign........................................            1,461              455              522
                                                                   ---------        ---------        ---------
                                                                   $   2,942        $    (850)       $  (5,456)
                                                                   =========        =========        =========


                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

14.  INCOME TAXES (Continued)

          Significant components of the provision (benefit) for income taxes are as follows:

                                                                               Year Ended June 30,
                                                                     ---------------------------------------
                                                                     2001             2000              1999
                                                                     ----             ----              ----

         Current expense (benefit):
           Federal........................................        $   4,288         $     480        $       -
           Foreign........................................              526               171              204
           State..........................................              232                 -                -
                                                                  ---------         ---------        ---------
                                                                      5,046               651              204
                                                                  ---------         ---------        ---------

         Deferred expense (benefit):

           Federal........................................           (1,931)              519             (481)
           Foreign........................................                -                 -                -
           State..........................................              334               426              (63)
                                                                  ---------         ---------        ---------
                                                                     (1,597)              945             (544)
                                                                  ---------         ---------        ---------

                                                                  $   3,449         $   1,596        $    (340)
                                                                  =========         =========        =========

          The significant components of deferred tax assets (liabilities) at June 30, 2001 and 2000, were as follows:


                                                                                June 30,
                                                       -------------------------------------------------------
                                                                2001                            2000
                                                       ----------------------           ----------------------
                                                       Current     Noncurrent           Current     Noncurrent
                                                       -------     ----------           -------     ----------
         Deferred income tax assets:
           Accrued expenses........................    $     474     $  2,338           $     215    $   2,427
           Allowance for doubtful accounts.........          296            -                 181            -
           Net operating loss carryforwards........            -           78                   -          412
           Other non-current liabilities...........            -          343                   -          308
                                                       ---------     --------           ---------    ---------
                                                             770        2,759                 396        3,147

         Deferred income tax liability:
             Property, plant and equipment.........            -       (2,778)                  -       (3,090)
                                                       ---------     ---------          ---------    ----------

                Deferred tax assets (liabilities)..    $     770     $    (19)          $     396    $      57
                                                       =========     ========           =========    =========

          The income tax provision recognized by the Company for the years ended June 30, 2001, 2000 and 1999 differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following:

                                                                               Year Ended June 30,
                                                                     ---------------------------------------
                                                                     2001             2000              1999
                                                                     ----             ----              ----

         Computed tax provision (benefit) at the
           statutory rate.................................        $   1,030         $    (289)       $  (1,855)
         State income tax provision (benefit),
           net of federal effect..........................              368               281              (42)
         Nondeductible expenses...........................            2,036             1,588            1,530
         Other, net.......................................               15                16               27
                                                                  ---------         ---------        ---------

                                                                  $   3,449         $   1,596        $    (340)
                                                                  =========         =========        =========

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


14.  INCOME TAXES (Continued)

          In conjunction with the Acquisition, the Company recognized an income tax benefit of $7,327 related to the excess of the redemption price over the strike price of certain non-qualified options of the Predecessor redeemed and retired by the Company. This benefit was recorded as a reduction to goodwill.

          Due to the Company's losses in prior years the Company has recorded a long-term deferred tax asset of $78 reflecting cumulative net operating loss carryforwards available to offset future state taxable income of approximately $1,297 at June 30, 2001. These cumulative net operating loss carryforwards expire in varying amounts through 2019. Realization is dependent on generating sufficient state taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

15.  STOCK OPTIONS

          Subsequent to the Acquisition, AHC adopted the 1998 Stock Option Plan ("Option Plan") for certain employees and directors of AHC and any parent or subsidiary of AHC. The Option Plan authorizes the issuance of options to acquire up to 1,650,000 shares of AHC Common Stock. The Board of Directors determines the terms of each individual options grant. The exercise price for each grant is required to be set at least equal to the fair market value per share of AHC provided that the exercise price shall not be less than $1.00 per share. Options vest over periods ranging from one to eight years. Certain options are eligible for accelerated vesting based on targeted EBITDA. Options may be exercisable for up to ten years.

          A summary of AHC stock option activity and related information for the years ended June 30, 2001 and 2000 follows:



                                                               2001                            2000
                                                     ------------------------         ------------------------
                                                                     Weighted                         Weighted
                                                                      Average                          Average
                                                                     Exercise                         Exercise
                                                       Options         Price           Options          Price
                                                       -------         -----           -------          -----

         Outstanding, beginning of year..........    1,509,450       $  1.00                  -      $      -
              Granted............................       35,500          1.00          1,519,917          1.00
              Exercised..........................            -             -                  -             -
              Forfeited..........................      (90,567)         1.00            (10,467)         1.00
                                                     ---------       -------          ---------      --------

         Outstanding, end of year................    1,454,383       $  1.00          1,509,450      $   1.00
                                                     =========       =======          =========      ========

         Exercisable, end of year................      640,793       $  1.00            273,668      $   1.00
                                                     =========       =======          =========      ========

         Weighted average remaining
              contractual life...................             8.5 years                        9.5 years


                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


15.  STOCK OPTIONS (Continued)

          The Company has elected to account for its stock based compensation with employees under the intrinsic value method as permitted under FAS 123. Under the intrinsic value method, because the stock price of the Company's employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized. If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by FAS 123, the net income (loss) for the years ended June 30, 2001 and 2000 would have been $1,404 and $(1,408), respectively. In making this determination, fair value was estimated on the date of grant using the minimum value method and a risk-free interest rate ranging from 6.3% to 6.9%, estimated life of five years and dividend rate of 0.0%. The weighted average fair value at date of grant of options granted during 2001 and 2000 was approximately $0.27 per option.

16.  RELATED PARTY TRANSACTIONS

          The Company made payments to an affiliate of DLJMBII for management fees of $250 for each of the three years ended June 30, 2001.

17.  GEOGRAPHIC INFORMATION

          The following table illustrates geographic information for revenues and long-lived assets. Revenues are attributed to countries based on the receipt of sales orders and long-lived assets are based upon the country of domicile.



                                                         United
     Net sales:                                          States              France              Total

     Year ended June 30, 1999....................    $     72,016        $     15,153        $    87,169
     Year ended June 30, 2000....................          85,418              14,393             99,811
     Year ended June 30, 2001....................          96,845              18,550            115,395

     Long-lived assets:

     June 30, 1999...............................         180,984                 107            181,091
     June 30, 2000...............................         192,262                  87            192,349
     June 30, 2001...............................         183,848                  70            183,918



                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


18.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

          The following condensed balance sheet at June 30, 2001 and June 30, 2000 and condensed statement of operations, stockholder's equity and cash flows for the years ended June 30, 2001 and June 30, 2000 for Holding should be read in conjunction with the consolidated financial statements and notes thereto.

                                 BALANCE SHEETS

                                                                                          June 30,
                                                                                    ---------------------
                                                                                    2001             2000
                                                                                    ----             ----
     Assets
     Investment in subsidiaries........................................         $  102,237       $    99,798
     Deferred charges..................................................                806             1,167
     Deferred income taxes.............................................              2,338             2,013
                                                                                ----------       -----------
       Total assets....................................................         $  105,381       $   102,978
                                                                                ==========       ===========

     Liabilities
     Accrued Income Taxes..............................................         $      119       $         9
     Senior Discount Debentures........................................             23,926            27,863
                                                                                ----------       -----------
       Total liabilities...............................................             24,045            27,872
                                                                                ----------       -----------

     Stockholder's equity
     Common Stock, $0.01 par value, 1,000 shares authorized;
       1,000 shares issued and outstanding.............................                  -                 -
     Additional paid-in capital........................................             93,656            88,935
     Accumulated deficit...............................................            (12,320)          (13,829)
                                                                                ----------       -----------
       Total stockholder's equity......................................             81,336            75,106
                                                                                ----------       -----------

       Total liabilities and stockholder's equity......................         $  105,381       $   102,978
                                                                                ==========       ===========


                             STATEMENT OF OPERATIONS

                                                                                     Year Ended June 30,
                                                                                   ----------------------
                                                                                   2001              2000
                                                                                   ----              ----

     Equity in net income of subsidiaries..............................         $    2,439       $       495
     Interest expense, net.............................................             (3,699)           (3,733)
                                                                                ----------       -----------

       Loss before income taxes and extraordinary gain.................             (1,260)           (3,238)

     Income tax benefit................................................             (1,210)           (1,221)
                                                                                ----------       -----------

       Loss before extraordinary gain..................................                (50)           (2,017)

     Extraordinary gain from early retirement of debt, net of tax......              1,559               660
                                                                                ----------       -----------

       Net income (loss)...............................................         $    1,509       $    (1,357)
                                                                                ==========       ===========

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


18.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                        STATEMENT OF STOCKHOLDER'S EQUITY

                                                                 Additional
                                             Common Stock          Paid-in      Accumulated
                                          Shares     Amount        Capital        Deficit         Total
                                          ------     ------        -------        -------         -----
     Balances, June 30, 1999..........      1,000    $     -    $    78,364     $  (12,472)    $    65,892
     Equity contribution by AHC I
       Acquisition Corp...............          -          -         10,571              -          10,571
     Net loss.........................          -          -              -         (1,357)         (1,357)
                                          -------    -------    -----------     ----------     -----------

     Balances, June 30, 2000..........      1,000          -         88,935        (13,829)         75,106
     Equity contribution by AHC I
       Acquisition Corp...............          -          -          4,721              -           4,721
     Net income.......................          -          -              -          1,509           1,509
                                          -------    -------    -----------     ----------     -----------

     Balances, June 30, 2001..........      1,000    $     -    $    93,656     $  (12,320)    $    81,336
                                          =======    =======    ===========     ==========     ===========



                             STATEMENT OF CASH FLOWS

                                                                                    Year Ended June 30,
                                                                                    -------------------
                                                                                    2001           2000
                                                                                    ----           ----
     Cash flows from operating activities:
       Net income (loss)...................................................     $    1,509     $    (1,357)
       Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Net change in investment in subsidiaries..........................         (2,439)           (495)
         Amortization of original issuance discount and loan closing costs.          3,699           3,733
         Deferred income taxes.............................................         (1,210)         (1,221)
         Gain from early retirement of debt................................         (1,559)           (660)
                                                                                ----------     -----------
           Net cash provided by (used in) operating activities.............              -               -
                                                                                ----------     -----------

     Net increase (decrease) in cash and cash equivalents..............                  -               -
     Cash and cash equivalents, beginning of period....................                  -               -
                                                                                ----------     -----------
     Cash and cash equivalents, end of period..........................         $        -     $         -
                                                                                ==========     ===========


                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


19.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

          The following is a summary of the unaudited quarterly results of operations for Fiscal 2001 and Fiscal 2000.



                                  Quarter Ended    Quarter Ended    Quarter Ended     Quarter Ended
                                  September 30,     December 31,       March 31,         June 30,
     Fiscal 2001                      2000              2000             2001              2001            Total
                                      ----              ----             ----              ----            -----

     Net sales...............       $ 32,353         $  26,180         $  33,094        $  23,768         $ 115,395
     Gross profit............         12,805             8,487            13,765            9,002            44,059
     Income from operations..          6,868             2,626             7,298            3,311            20,103
     Interest expense, net...          4,404             4,244             4,269            3,994            16,911
     Net income (loss).......            937              (621)            1,712             (519)            1,509


                                  Quarter Ended    Quarter Ended    Quarter Ended     Quarter Ended
                                  September 30,     December 31,       March 31,         June 30,
     Fiscal 2000                      1999              1999             2000              2000             Total
                                      ----              ----             ----              ----             -----

     Net sales...............       $ 28,673         $  20,843         $  25,783        $  24,512         $  99,811
     Gross profit............         12,587             7,220             9,941            8,511            38,259
     Income from operations..          7,265             2,202             4,926            2,408            16,801
     Interest expense, net...          4,372             4,295             4,382            4,352            17,401
     Net income (loss).......          1,281              (664)             (230)          (1,744)           (1,357)


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of AKI, Inc. and Subsidiaries

     In our  opinion,  the  accompanying  consolidated  balance  sheets  and the related consolidated statements of operations, stockholder's equity and cash flows present fairly, in all material respects, the financial position of AKI, Inc. and Subsidiaries at June 30, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
Knoxville, Tennessee
August 3, 2001

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except share and per share information)



                                                                                           June 30,
                                                                                   ------------------------
                                                                                   2001                2000
                                                                                   ----                ----

ASSETS
Current assets
Cash and cash equivalents..............................................         $    4,654         $     1,158
Accounts receivable, net...............................................             18,020              21,522
Inventory..............................................................              6,330               7,757
Prepaid expenses.......................................................                492                  92
Deferred income taxes..................................................                770                 396
                                                                                ----------         -----------
      Total current assets.............................................             30,266              30,925

Property, plant and equipment, net.....................................             15,778              17,097
Goodwill, net .........................................................            157,334             162,472
Other intangible assets, net...........................................              6,337               7,174
Deferred charges, net..................................................              3,575               4,294
Other assets...........................................................                 88                  88
                                                                                ----------         -----------
      Total assets.....................................................         $  213,378         $   222,050
                                                                                ==========         ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligation............................         $      503         $       847
Accounts payable, trade................................................              3,886               3,565
Accrued income taxes...................................................              1,523                 301
Accrued compensation...................................................              4,715               3,965
Accrued interest.......................................................              5,443               5,695
Accrued expenses.......................................................              3,908               2,370
                                                                                ----------         -----------
      Total current liabilities........................................             19,978              16,743

Long-term portion of capital lease obligation..........................                  -                 502
Revolving credit line..................................................                  -               9,000
Senior notes...........................................................            103,510             107,510
Deferred income taxes..................................................              2,357               2,370
Other non-current liabilities..........................................              1,863               2,399
                                                                                ----------         -----------
      Total liabilities................................................            127,708             138,524

Commitments and contingencies

Stockholder's equity
Common stock, $0.01 par, 100,000 shares authorized; 1,000
    shares issued and outstanding......................................                  -                   -
Additional paid-in capital.............................................            107,348             107,348
Accumulated deficit....................................................             (5,111)             (7,550)
Accumulated other comprehensive loss...................................               (837)               (542)
Carryover basis adjustment.............................................            (15,730)            (15,730)
                                                                                ----------         -----------
      Total stockholder's equity.......................................             85,670              83,526
                                                                                ----------         -----------

      Total liabilities and stockholder's equity.......................         $  213,378         $   222,050
                                                                                ==========         ===========




        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)



                                                                                      Year Ended June 30,
                                                                              ----------------------------------
                                                                              2001           2000           1999
                                                                              ----           ----           ----

Net sales.....................................................             $ 115,395      $  99,811       $  87,169
Cost of goods sold............................................                71,336         61,552          56,401
                                                                           ---------      ---------       ---------

   Gross profit...............................................                44,059         38,259          30,768

Selling, general and administrative expenses..................                18,199         16,980          14,500
Amortization of goodwill and other intangible assets..........                 5,757          5,336           4,606
Gain from settlement of litigation, net.......................                     -           (858)              -
                                                                           ---------      ----------      ---------

   Income from operations.....................................                20,103         16,801          11,662

Other expenses (income):
   Interest expense to stockholder(s) and affiliate...........                   320             22               -
   Interest expense, other....................................                12,892         13,646          13,028
   Management fees to stockholders and affiliate..............                   250            250             250
   Other, net.................................................                     -              -             128
                                                                           ---------      ---------       ---------

     Income (loss) before income taxes and
     extraordinary gain.......................................                 6,641          2,883          (1,744)

Income tax expense ...........................................                 4,659          2,817             847
                                                                           ---------      ---------       ---------

     Income (loss) before extraordinary gain..................                 1,982             66          (2,591)

Extraordinary gain from early retirement of debt, net
of tax   .....................................................                   457            429               -
                                                                           ---------      ---------       ---------

Net income (loss).............................................             $   2,439      $     495       $  (2,591)
                                                                           =========      =========       =========



        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                    (in thousands, except share information)



                                                                                                   Accumulated
                                                      Additional                      Other         Carryover
                                     Common Stock       Paid-in     Accumulated   Comprehensive       Basis
                                    Shares  Amount      Capital       Deficit         Loss          Adjustment     Total
                                    ------  ------      -------       -------         ----          ----------     -----

Balances, June 30, 1998.........    1,000  $     -     $ 100,862     $ (5,454)     $     (57)       $ (15,730)    $ 79,621
Net loss........................        -        -             -       (2,591)             -                -       (2,591)
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment.................        -        -             -            -           (308)               -         (308)
                                                                                                                  --------
Comprehensive loss..............                                                                                    (2,899)
                                   ------  -------     ---------     --------      ---------        ---------     --------

Balances, June 30, 1999.........    1,000        -       100,862       (8,045)          (365)         (15,730)      76,722
Equity contribution by AKI
  Holding Corp..................        -        -         6,486            -              -                -        6,486
Net income......................        -        -             -          495              -                -          495
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment.................        -        -             -            -           (177)               -         (177)
                                                                                                                  --------
Comprehensive income............                                                                                       318
                                   ------  -------     ---------     --------      ---------        ---------     --------

Balances, June 30, 2000.........    1,000        -       107,348       (7,550)          (542)         (15,730)      83,526
Equity contribution by AKI
  Holding Corp..................        -        -             -            -              -                -            -
Net income......................        -        -             -        2,439              -                -        2,439
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment.................        -        -             -            -           (295)               -        (295)
                                                                                                                 --------
Comprehensive income............                                                                                    2,144
                                   ------  -------     ---------     --------      ---------        ---------    --------

Balances, June 30, 2001.........    1,000  $     -     $ 107,348     $ (5,111)     $    (837)       $ (15,730)   $ 85,670
                                   ======  =======     =========     ========      =========        =========    ========





        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      Year Ended June 30,
                                                                           ---------------------------------------
                                                                           2001              2000             1999
                                                                           ----              ----             ----

   Cash flows from operating activities:
     Net income (loss)........................................          $   2,439        $     495        $  (2,591)
     Adjustment to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization of goodwill and other
           intangibles                                                     10,119            9,738            8,487
         Amortization of loan closing costs...................                575              656              636
         Deferred income taxes................................               (387)           2,166              643
         Gain on sale of equipment............................                  -                -              (50)
         Gain from early retirement of debt...................               (457)            (429)               -
         Other................................................                (84)              (1)            (308)
         Changes in operating assets and liabilities:.........
           Accounts receivable................................              3,502           (2,576)          (2,737)
           Inventory..........................................              1,427           (2,496)          (3,031)
           Prepaid expenses, deferred charges and other assets               (400)             450             (627)
           Accounts payable and accrued expenses..............              1,939           (2,637)           4,511
           Income taxes.......................................                931             (439)           5,238
                                                                        ---------        ---------        ---------

         Net cash provided by operating activities............             19,604            4,927           10,171
                                                                        ---------        ---------        ---------

   Cash flows from investing activities:
     Purchases of equipment...................................             (3,015)          (2,782)          (2,856)
     Proceeds from sale of equipment..........................                  -                -               50
     Payments for acquisitions, net of cash acquired..........                  -          (16,164)               -
     Patents..................................................               (137)            (150)               -
                                                                        ---------        ---------        ---------

         Net cash used in investing activities................             (3,152)         (19,096)          (2,806)
                                                                        ---------        ---------        ---------

   Cash flows from financing activities:
     Payments under capital leases for equipment..............               (846)            (688)            (661)
     Repayments of long-term debt.............................             (3,110)               -                -
     Net proceeds (repayments) on line of credit..............             (9,000)           9,000                -
     Repayment of other notes payable.........................                  -                -           (1,330)
                                                                        ---------        ---------         --------

         Net cash provided by (used in) financing activities..            (12,956)           8,312           (1,991)
                                                                        ---------        ---------         --------

   Net increase (decrease) in cash and cash equivalents.......              3,496           (5,857)           5,374
   Cash and cash equivalents, beginning of period.............              1,158            7,015            1,641
                                                                        ---------        ---------         --------
   Cash and cash equivalents, end of period...................          $   4,654        $   1,158         $  7.015
                                                                        =========        =========         ========

   Supplemental information:
     Cash paid (received) during the period for:
       Interest to stockholder(s).............................          $     320        $      22        $       -
       Interest, other........................................             12,233           13,188            6,512
       Income taxes...........................................              4,115            1,264           (5,123)

   Significant non-cash activities:
     Assets acquired under capital lease......................          $       -        $       -        $     600
     Contribution of equity and retirement of senior notes....                  -            6,486                -



        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

1.       ORGANIZATION AND BUSINESS

          Arcade Holding Corporation (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of Arcade, Inc. ("Arcade") on November 4, 1993. As more fully described in
     Note 3, DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("AHC") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor (the "Acquisition"). On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor and then merged with and into the Predecessor and the combined entity assumed the name AKI, Inc. and Subsidiaries ("AKI," the "Successor" or the "Company"). Subsequent to the Acquisition, AHC contributed $1 of cash and all of its ownership interest in AKI to AKI Holding Corporation ("Holding") for all of the outstanding equity of Holding. AKI is engaged in interactive advertising for consumer products companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee facilities and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L.

          Unless otherwise indicated, all references to years refer to AKI's fiscal year, June 30.

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

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          One  customer  accounted  for 14.9% of net sales during the year ended
     June 30, 2001. One customer accounted for 15.3% of net sales during the year ended June 30, 2000. Two customers accounted for 26.8% of net sales during the year ended June 30, 1999.

     Concentration of Purchasing

          Products accounting for a majority of the Company's net sales utilize specific grades of paper that are produced exclusively for the Company by one domestic supplier. The Company does not have a purchase agreement with the supplier and is not aware of any other suppliers of these specific grades of paper. These products can be manufactured using other grades of paper; however, the Company believes the specific grades of paper utilized by the Company provide the Company with an advantage over its competitors. The Company is currently researching methods of replicating the advantages of these specific grades of paper with other grades of paper available from multiple suppliers. Until such methods are developed, a loss of supply of these specific grades of paper and the resulting competitive advantage could cause a possible loss of sales, which could adversely affect operating results.

     Revenue Recognition and Accounts Receivable

          Product sales are recognized at the time ownership transfers, net of estimated discounts. Accounts receivable is accounted for net of allowances for doubtful accounts. Under arrangements with certain customers, custom product which is stored for future delivery is recognized as revenue when title has passed to the customer.

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

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Goodwill

          The aggregate purchase price of business acquisitions was allocated to the assets and liabilities of the acquired companies based on their respective fair values as of the acquisition dates. Goodwill represents the excess purchase price paid over the fair value of net identifiable assets acquired and is amortized over a period of up to forty years using the straight-line method. Accumulated amortization was $15,353 and $10,546 at June 30, 2001 and June 30, 2000, respectively.

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

     Deferred Charges

          Deferred charges are primarily comprised of debt issuance costs, which are being amortized using the effective interest method over the terms of the related debt. Such costs are included in the accompanying consolidated balance sheets, net of accumulated amortization.

     Other Intangible Assets

          Other intangible assets include covenants not to compete, patents and other intangible assets and are being amortized over their estimated lives using the straight-line method. Accumulated amortization related to these intangible assets was $2,442 and $1,479 at June 30, 2001 and June 30, 2000, respectively.

     Fair Value of Financial Instruments

          SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," requires the disclosure of the fair value of financial instruments, for assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The fair value of the Company's Senior Notes, as determined from quoted market prices, was $99,370 at June 30, 2001, compared to a carrying value of
     $103,510. The carrying value of all other financial instruments approximates fair value at June 30, 2001.

     Foreign Currency Transactions

          Gains and losses on foreign currency transactions with third parties have been included in the determination of net income in accordance with SFAS No. 52, "Foreign Currency Translation." Foreign currency losses amounted to $403, $51 and $91 for the years ended June 30, 2001, 2000 and 1999, respectively.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Research and Development Expenses

          Research and development expenditures are charged to selling, general and administrative expenses in the period incurred. Research and development expenses totaled $1,591, $1,309 and $1,136 for the years ended June 30, 2001, 2000 and 1999, respectively.

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

     Recently Issued Accounting Standards

          In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Issue 00-10 was effective for the Company no later than the fourth quarter of the fiscal year ending June 30, 2001, and, accordingly, amounts billed to customers related to shipping and handling have been reclassified from cost of goods sold to net sales.

          FASB Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141) was issued in June 2001. SFAS 141 changes the accounting and reporting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

          FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied at the beginning of an entity's fiscal year. The Company is currently assessing the effect, if any, on its financial statements of implementing SFAS 142.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


3.   SIGNIFICANT ACQUISITIONS

          On  September  15,  1999,  the  Company  acquired  all of  the  equity interests in RetCom Holdings Ltd. and its subsidiaries ("RetCom") for approximately $12,500 and refinanced working capital indebtedness of approximately $4,500 of RetCom. The acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities acquired using estimated fair values at the date of acquisition and resulted in assigning value to goodwill totaling approximately $19,100 which is being amortized on a straight line basis over a period of twenty years. The fair values assigned are preliminary and may be revalued at a later date but the change is not expected to be material. The results of the acquired operations are included in the financial statements since the date of acquisition. Pro forma results had RetCom been acquired at the beginning of fiscal 1999 and 2000 are not determinable.

          In December 1999 the Company settled a dispute with the former owners of the Predecessor. In connection with the settlement the Company received approximately $1.2 million and has included the settlement amount net of related expenses in income from operations.

4.   ACCOUNTS RECEIVABLE

     The following table details the components of accounts receivable:

                                                             June 30,
                                                       -------------------
                                                       2001           2000
                                                       ----           ----

         Trade accounts receivable..............   $   18,487      $  22,314
         Allowance for doubtful accounts........         (836)          (963)
                                                   ----------      ---------
                                                       17,651         21,351
         Other accounts receivable..............          369            171
                                                   ----------      ---------

                                                   $   18,020      $  21,522
                                                   ==========      =========

5.   INVENTORY

     The following table details the components of inventory:

                                                            June 30,
                                                      -------------------
                                                      2001           2000
                                                      ----           ----
         Raw materials
           Paper...............................   $    1,796      $   3,944
           Other raw materials.................        2,697          2,541
                                                  ----------      ---------
              Total raw materials..............        4,493          6,485
         Work in process.......................        1,837          1,272
                                                  ----------      ---------

         Total inventory.......................   $    6,330      $   7,757
                                                  ==========      =========

          The difference between the carrying value of paper inventory using the FIFO method as compared to the LIFO method was not significant at June 30, 2001 or June 30, 2000. During the year ended June 30, 2001, certain inventory quantity reductions caused a liquidation of LIFO inventory values, which were immaterial.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


6.   PROPERTY, PLANT AND EQUIPMENT

         The following table details the components of property, plant and equipment as well as their estimated useful lives:

                                                                 June 30,
                                        Estimated           ------------------
                                       Useful Lives         2001          2000
                                       ------------         ----          ----

         Land.......................                     $    258      $    258
         Buildings..................   7 - 15 years         1,851         1,719
         Leasehold improvements.....   1 -  3 years           651           635
         Machinery and equipment....   5 -  7 years        23,622        21,348
         Furniture and fixtures.....   3 -  5 years         3,370         3,081
         Construction in progress...                          405           101
                                                         --------      --------
                                                           30,157        27,142
         Accumulated depreciation...                      (14,379)      (10,045)
                                                         --------      --------
                                                         $ 15,778      $ 17,097
                                                         ========      ========


          Depreciation expense amounted to $4,341, $4,381 and $3,881 for the years ended June 30, 2001, 2000 and 1999, respectively.

          Property held under capital lease is included in the respective property, plant and equipment category as follows:

                                                                June 30,
                                                          --------------------
                                                          2001            2000
                                                          ----            ----

         Machinery and equipment...................    $      -        $  3,000
         Building..................................         600             600
                                                       --------        --------
                                                            600           3,600
         Less accumulated depreciation.............        (500)         (1,390)
                                                       --------        --------
                                                       $    100        $  2,210
                                                       ========        ========

          Depreciation of the assets under capital lease totaled $200, $600 and $515 for the years ended June 30, 2001, 2000 and 1999, respectively. Future minimum lease payments under the remaining leases are as follows:

                                                   Payment          Interest
                                                   -------          --------
                           2002..............     $    529         $      26

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


7.   LINE OF CREDIT

          The Credit Agreement provides for a revolving loan commitment up to a maximum of $20,000 and expires on December 31, 2002. Borrowings are limited to a borrowing base consisting of accounts receivable, inventory and property, plant and equipment which serve as collateral for the borrowings. As of June 30, 2001, the Company's borrowing base was approximately $19,551. Interest on amounts borrowed accrue at a floating rate based upon either prime or LIBOR (7.75% and 10.25% at June 30, 2001 and 2000, respectively). The weighted average interest rate on the outstanding balance under the Credit Agreement was 9.58%, 9.12% and 8.51% for the years ended June 30, 2001, 2000 and 1999, respectively.

          The Company is required to pay commitment fees on the unused portion of the revolving loan commitment at a rate of approximately 0.5% per annum. In addition, the Company is required to pay fees equal to 2.5% of the average daily outstanding amount of lender guarantees. The Company did not have any lender guarantees outstanding at June 30, 2001. These fees totaled $59, $69 and $111 for the years ended June 30, 2001, 2000 and 1999, respectively. The Credit Agreement contains certain financial covenants and other restrictions including restrictions on additional indebtedness and restrictions on the payment of dividends. As of June 30, 2001, the Company was in compliance with all debt covenants.

8.   LOANS PAYABLE TO STOCKHOLDER

          In May 2000, the Company signed a promissory note payable to AHC which allows the Company to borrow up to $10 million at such interest rates and due as agreed upon by the Company and AHC. At June 30, 2001, no amount was outstanding under the promissory note.


9.   SENIOR NOTES

          On June 25, 1998, the Company completed a private placement of $115,000 of Senior Notes (the "Senior Notes"), which mature on July 1, 2008. The Senior Notes are general unsecured obligations of the Company and bear interest at 10.5% per annum, payable semi-annually on January 1 and July 1. The placement of the Senior Notes yielded the Company net proceeds of $110,158 after deducting offering expenses of $4,842, including $3,450 of underwriting fees paid to an affiliate of the stockholder. The Senior Notes are redeemable at the option of the Company, in whole or part, at any time after July 1, 2003 at a price of up to 105.25% of the outstanding principal balance plus accrued and unpaid interest. Prior to July 1, 2003, the Company is permitted to repurchase up to 35% of the Senior Notes at a redemption price of up to 110.5% of the aggregate principal amount plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. The Senior Notes contain certain covenants including restrictions on the declaration and payment of dividends by the Company to Holding and limitations on the incurrence of additional indebtedness. On December 22, 1998, the Company completed the registration of its Senior Notes with the Securities and Exchange Commission. During fiscal 2001, the Company purchased $4,000 of the Senior Notes for $3,110 and recognized a gain, net of income taxes of approximately $457. During fiscal 2000, AHC purchased $7,490 of the Senior Notes for $6,486 and recognized a gain, net of income taxes, of approximately $429. The notes were contributed to Holding and Holding contributed the notes to AKI. The purchased and contributed notes were subsequently retired.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

10.  INITIAL CAPITALIZATION

          In conjunction with the Acquisition, AHC issued $30,000 of Floating Rate Notes, $50,279 of Mandatorily Redeemable Senior Preferred Stock (the "Senior Preferred Stock") and $1,111 of its Common Stock. The Floating Rate Notes were issued with an original issuance discount of $5,389. Interest was payable quarterly and could be settled through the issuance of additional Floating Rate Notes through December 15, 2009, the maturity date, at the discretion of AHC. The original issuance discount of $5,389 was being amortized using the effective interest method over the life of the Floating Rate Notes. On November 1, 1999 AHC issued Amended and Restated Notes totaling $35,500 in exchange for the Floating Rate Notes. The Amended and Restated Notes bear a fixed interest rate of approximately 16% per annum and mature on December 15, 2009 and provide for the payment of stipulated early redemption premiums. In connection with the exchange the unamortized original issue discount was expensed by AHC. The Senior Preferred Stock accretes in value at 15% per annum and must be redeemed by December 15, 2012. The Amended and Restated Notes and Senior Preferred Stock are general unsecured obligations of AHC.

          The cash proceeds from the issuance of the Floating Rate Notes, Senior Preferred Stock and Common Stock of approximately $76,000 and a Senior Preferred Stock option of $2,363 were contributed by AHC to the Company in exchange for 1,000 shares of the Company's Common Stock. Subsequent to the initial capitalization of the Company, AHC contributed $1 and all of its ownership interest in the Company to Holding for all of the outstanding equity of Holding.

          AHC and Holding have no other operations other than the Company. Absent additional financing by AHC or Holding, the Company's operations represent the only current source of funds available to service the Floating Rate Notes, Senior Preferred Stock and Debentures; however, the Company is not obligated to pay or otherwise guarantee the Floating Rate Notes, Senior Preferred Stock and Debentures.

11.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

          Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense was $538, $589 and $338 for the years ended June 30, 2001, 2000 and 1999, respectively. Future minimum lease payments under the leases are as follows:

                                    2002       $    353
                                    2003            431
                                    2004            377
                                    2005            356
                                    2006            365
                                    2007            157
                                               --------
                                               $  2,039
                                               ========

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


11.  COMMITMENTS AND CONTINGENCIES (Continued)

     Royalty Agreements

          Royalty agreements are maintained for certain technologies used in the manufacture of certain products. Under the terms of one royalty agreement, payments are required based on a percentage of net sales of those products manufactured with the specific technology, or a minimum of $500 per year. This agreement expires in 2003 or when a total of $12,500 in cumulative royalty payments has been paid. The Company expensed $500, under this agreement for each of the three years ended June 30, 2001. The Company has paid $5,576 in cumulative royalty payments under this agreement through June 30, 2001.

          Under the terms of another agreement, royalty payments are required based on the number of products sold that were manufactured with the specific licensed technology, or a minimum payment per year. These minimum payments for years after fiscal 1999 are $625 per year through the expiration of the agreement in 2012. The Company expensed $625, $625 and $575 under this agreement for the years ended June 30, 2001, 2000 and 1999, respectively.

     Employment Agreements

          The Company has employment agreements with certain executive officers with terms through June 30, 2002 and 2003. Such agreements provide for base salaries totaling $985 per year. One officer has an incentive bonus of up to 200% of base salary which is payable if certain financial and management goals are attained and certain other incentive payments. The employment agreements also provide severance benefits of up to two years of base salary if the officers' services are terminated under certain conditions.

     Litigation

          The Company is a party to litigation arising in the ordinary course of business, which in the opinion of management, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     Printing Services Agreement

          In connection with the RetCom acquisition, AKI entered into a five year Printing Services Agreement with a former shareholder of RetCom. The Printing Services Agreement requires annual purchases of printing services totaling $5,000 and a 15% charge on the amount of any shortfall. The present value of the costs related to the estimated shortfall over the life of the Printing Services Agreement was recorded as a liability in the RetCom purchase accounting.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


12.  RETIREMENT PLANS

          A 401(k) defined contribution plan (the "Plan") is maintained for substantially all full-time salaried employees. Applicable employees who have six months of service and have attained age 21 are eligible to participate in the Plan. Employees may elect to contribute a percentage of their earnings to the Plan in accordance with limits prescribed by law. The Company makes contributions to the Plan by matching a percentage of employee contributions. Costs associated with the Plan totaled $294, $251 and $201 for the years ended June 30, 2001, 2000 and 1999, respectively.

          Certain hourly employees are covered under a multiemployer defined benefit plan administered under a collective bargaining agreement. Costs (determined by union contract) under the defined benefit plan were $233, $215 and $204 for the years ended June 30, 2001, 2000 and 1999, respectively.

13.  INCOME TAXES

          The Company is included in the consolidated federal income tax return filed by AHC. Income taxes related to the Company are determined on a separate entity basis. The Company files separate state income tax returns and calculates its state tax provision on a separate company basis. Any income taxes payable or receivable by the consolidated group are settled or received by the Company.

          For financial reporting purposes, income (loss) before income taxes and extraordinary gain includes the following components:

                                                                               Year Ended June 30,
                                                                     ---------------------------------------
                                                                     2001             2000              1999
                                                                     ----             ----              ----

         Income (loss) before income taxes and
          extraordinary gain:
            United States..................................        $   5,180        $   2,428        $  (2,266)
            Foreign........................................            1,461              455              522
                                                                   ---------        ---------        ---------

                                                                   $   6,641        $   2,883        $  (1,744)
                                                                   =========        =========        =========

          Significant components of the provision (benefit) for income taxes are as follows:


                                                                               Year Ended June 30,
                                                                     ---------------------------------------
                                                                     2001             2000              1999
                                                                     ----             ----              ----

         Current expense (benefit):
           Federal........................................        $   4,288         $     480        $       -
           Foreign........................................              526               171              204
           State..........................................              232                 -                -
                                                                  ---------         ---------        ---------
                                                                      5,046               651              204
                                                                  ---------         ---------        ---------

         Deferred expense (benefit):
           Federal........................................             (721)            1,740              569
           Foreign........................................                -                 -                -
           State..........................................              334               426               74
                                                                  ---------         ---------        ---------
                                                                       (387)            2,166              643
                                                                  ---------         ---------        ---------

                                                                  $   4,659         $   2,817        $     847
                                                                  =========         =========        =========

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)



13.  INCOME TAXES  (Continued)

          The significant components of deferred tax assets and (liabilities) at June 30, 2001 and 2000, were as follows:


                                                                               June 30,
                                                     -----------------------------------------------------------
                                                                2001                             2000
                                                     ---------------------------      --------------------------
                                                     Current          Noncurrent      Current         Noncurrent
                                                     -------          ----------      -------         ----------

         Deferred income tax assets:
             Accrued expenses.....................   $     474       $      -         $     215       $      -
             Allowance for doubtful accounts......         296              -               181              -
             Net operating loss carry forwards....           -             78                 -            412
             Other non-current liabilities........           -            343                 -            308
                                                     ---------       --------         ---------      ---------
                                                           770            421               396            720
         Deferred income tax liability:
             Property, plant and equipment........           -         (2,778)                -         (3,090)
                                                     ---------       --------         ---------      ---------

                Deferred tax assets (liabilities).   $     770       $ (2,357)        $     396      $  (2,370)
                                                     =========       ========         =========      =========


          The income tax provision recognized by the Company for the years ended June 30, 2001, 2000 and 1999 differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following:

                                                                               Year Ended June 30,
                                                                     ---------------------------------------
                                                                     2001             2000              1999
                                                                     ----             ----              ----

         Computed tax provision (benefit)
           at the statutory rate..........................        $   2,324         $     980        $   (593)
         State income tax provision, net of
           federal effect.................................              368               281              49
         Nondeductible expenses...........................            1,952             1,540           1,364
         Other, net.......................................               15                16              27
                                                                  ---------         ---------        --------

                                                                  $   4,659         $   2,817        $    847
                                                                  =========         =========        ========


          In conjunction with the Acquisition, the Company recognized an income tax benefit of $7,327 related to the excess of the redemption price over the strike price of certain non-qualified options of the Predecessor redeemed and retired by the Company. This benefit was recorded as a reduction to goodwill.

          Due to the Company's losses in prior years the Company has recorded a long-term deferred tax asset of $78 reflecting cumulative net operating loss carryforwards available to offset future state taxable income of approximately $1,297 at June 30, 2001. These cumulative net operating loss carryforwards expire in varying amounts through 2019. Realization is dependent on generating sufficient state taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


14.  STOCK OPTIONS

          Subsequent to the Acquisition, AHC adopted the 1998 Stock Option Plan ("Option Plan") for certain employees and directors of AHC and any parent or subsidiary of AHC. The Option Plan authorizes the issuance of options to acquire up to 1,650,000 shares of AHC Common Stock. The Board of Directors determines the terms of each individual options grant. The exercise price for each grant is required to be set at least equal to the fair market value per share of AHC provided that the exercise price shall not be less than $1.00 per share. Options vest over periods ranging from one to eight years. Certain options are eligible for accelerated vesting based on targeted EBITDA. Options may be exercisable for up to ten years.

          A summary of AHC stock option activity and related information for the years ended June 30, 2001 and 2000 follows:


                                                               2001                            2000
                                                     ------------------------         ------------------------
                                                                     Weighted                         Weighted
                                                                      Average                          Average
                                                                     Exercise                         Exercise
                                                       Options         Price           Options          Price
                                                       -------         -----           -------          -----

         Outstanding, beginning of year..........    1,509,450       $  1.00                  -       $     -
              Granted............................       35,500          1.00          1,519,917          1.00
              Exercised..........................            -            -                   -            -
              Forfeited..........................      (90,567)         1.00            (10,467)         1.00
                                                     ---------       -------          ---------       -------

         Outstanding, end of year................    1,454,383       $  1.00          1,509,450       $  1.00
                                                     =========       =======          =========       =======

         Exercisable, end of year................      640,793       $  1.00            273,668       $  1.00
                                                     =========       =======          =========       =======

         Weighted average remaining
              contractual life...................             8.5 years                        9.5 years


          The Company has elected to account for its stock based compensation with employees under the intrinsic value method as permitted under SFAS
     123. Under the intrinsic value method, because the stock price of the Company's employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized. If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by SFAS 123, the net income (loss) for the years ended June 30, 2001 and 2000 would have been $2,334 and $444, respectively. In making this determination, fair value was estimated on the date of grant using the minimum value method and a risk-free interest rate ranging from 6.3% to 6.9%, estimated life of five years and dividend rate of 0.0%. The weighted average fair value at date of grant of options granted during 2001 was approximately $0.27 per option.

15.  RELATED PARTY TRANSACTIONS

          The Company made payments to an affiliate of DLJMBII for management fees of $250 for each of the three years ended June 30, 2001.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


16.  GEOGRAPHIC INFORMATION

          The following table illustrates geographic information for revenues and long-lived assets. Revenues are attributed to countries based on the receipt of sales orders and long-lived assets are based upon the country of domicile.


                                                           United
     Net sales:                                            States             France               Total

     Year ended June 30, 1999....................      $    72,016         $    15,153         $    87,169
     Year ended June 30, 2000....................           85,418              14,393              99,811
     Year ended June 30, 2001....................           96,845              18,550             115,395

     Long-lived assets:

     June 30, 1999...............................          179,464                 107             179,571
     June 30, 2000...............................          191,038                  87             191,125
     June 30, 2001...............................          183,042                  70             183,112


17.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

          The following is a summary of the unaudited quarterly results of operations for Fiscal 2001 and Fiscal 2000.



                                  Quarter Ended    Quarter Ended    Quarter Ended     Quarter Ended
                                  September 30,     December 31,       March 31,         June 30,
     Fiscal 2001                      2000              2000             2001              2001             Total
                                      ----              ----             ----              ----             -----

     Net sales...............       $ 32,353         $  26,180         $  33,094        $  23,768         $ 115,395
     Gross profit............         12,805             8,487            13,765            9,002            44,059
     Income from operations..          6,868             2,626             7,298            3,311            20,103
     Interest expense, net...          3,442             3,344             3,331            3,095            13,212
     Net income (loss).......          1,584              (509)            1,932             (568)            2,439


                                  Quarter Ended    Quarter Ended    Quarter Ended     Quarter Ended
                                  September 30,     December 31,       March 31,         June 30,
     Fiscal 2000                      1999              1999             2000              2000             Total
                                      ----              ----             ----              ----             -----

     Net sales...............       $ 28,673         $  20,843         $  25,783        $  24,512         $  99,811
     Gross profit............         12,587             7,220             9,941            8,511            38,259
     Income from operations..          7,265             2,202             4,925            2,409            16,801
     Interest expense, net...          3,348             3,393             3,479            3,448            13,668
     Net income (loss).......          1,969              (713)              376           (1,137)              495

