Form 10-Q
period 2001-09-30
AKI INC; AKI HOLDING CORP
filed 2001-11-09
CIK 1067549, 1067550

FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (X) Yes ( ) No

As of October 31, 2001, 1,000 shares of common stock of AKI Holding Corp., $.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $.01 par value, were outstanding.

AKI, Inc. meets the  requirements set forth in General  Instruction  H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                       AKI HOLDING CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  AKI Holding Corp. and Subsidiaries

                           Consolidated Condensed Balance Sheet

                           -  September 30, 2001
                           -  June 30, 2001

                           Consolidated Condensed Statements of Operations

                           -  Three months ended September 30, 2001
                           -  Three months ended September 30, 2000

                           Consolidated Condensed Statement of Changes in Stockholder's Equity

                           -  Three months ended September 30, 2001

                           Consolidated Condensed Statements of Cash Flows

                           -  Three months ended September 30, 2001
                           -  Three months ended September 30, 2000

                           Notes to Consolidated Condensed Financial Statements

                  AKI, Inc. and Subsidiaries

                           Consolidated Condensed Balance Sheet

                           -  September 30, 2001
                           -  June 30, 2001

                           Consolidated Condensed Statements of Operations

                           -  Three months ended September 30, 2001
                           -  Three months ended September 30, 2000

                           Consolidated Condensed Statement of Changes in Stockholder's Equity

                           -  Three months ended September 30, 2001

                           Consolidated Condensed Statements of Cash Flows

                           -  Three months ended September 30, 2001
                           -  Three months ended September 30, 2000

                           Notes to Consolidated Condensed Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                       AKI HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (dollars in thousands, except share and per share information)


                                                                                September 30,         June 30,
                                                                                    2001                2001
                                                                                -------------      -------------
                                                                                 (unaudited)         (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $         449      $       4,654
Accounts receivable, net...................................................            28,307             18,020
Inventory..................................................................             7,090              6,330
Prepaid expenses...........................................................               624                492
Deferred income taxes......................................................               770                770
                                                                                -------------      -------------

   Total current assets....................................................            37,240             30,266

Property, plant and equipment, net.........................................            15,021             15,778
Goodwill, net..............................................................           156,133            157,334
Other intangible assets, net...............................................             6,117              6,337
Deferred charges, net......................................................             4,214              4,381
Deferred income taxes......................................................               663                  -
Other assets...............................................................                88                 88
                                                                                -------------      -------------

   Total assets............................................................     $     219,476      $     214,184
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations...............................     $         496      $         503
Accounts payable, trade....................................................             4,985              3,886
Accrued income taxes.......................................................             2,564              1,642
Accrued compensation.......................................................             2,092              4,715
Accrued interest...........................................................             2,762              5,443
Accrued expenses...........................................................             4,281              3,908
                                                                                -------------      -------------

   Total current liabilities...............................................            17,180             20,097

Revolving credit line......................................................             6,500                  -
Senior notes...............................................................           103,510            103,510
Senior discount debentures.................................................            24,733             23,926
Promissory note to stockholder.............................................               350                  -
Deferred income taxes......................................................                 -                 19
Other non-current liabilities..............................................             1,915              1,863
                                                                                -------------      -------------

   Total liabilities.......................................................           154,188            149,415

Stockholder's equity
Common stock, $0.01 par 1,000 shares authorized;
    1,000 shares issued and outstanding....................................                 -                  -
Additional paid-in capital.................................................            93,656             93,656
Accumulated deficit........................................................           (12,174)           (12,320)
Accumulated other comprehensive loss.......................................              (464)              (837)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                --------------     -------------

   Total stockholder's equity..............................................            65,288             64,769
                                                                                -------------      -------------


   Total liabilities and stockholder's equity..............................     $     219,476      $     214,184
                                                                                =============      =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)



                                                                                 Three months ended
                                                                    ---------------------------------------------
                                                                    September 30, 2001         September 30, 2000
                                                                    ------------------         ------------------
                                                                       (unaudited)                 (unaudited)

Net sales.................................................             $    27,381                $    32,353
Cost of goods sold........................................                  16,714                     19,548
                                                                       -----------                -----------

   Gross profit...........................................                  10,667                     12,805

Selling, general and administrative expenses..............                   4,195                      4,518
Amortization of goodwill and other intangibles............                   1,446                      1,419
                                                                       -----------                -----------

   Income from operations.................................                   5,026                      6,868

Other expenses:
   Interest expense to stockholder .......................                       4                        113
   Interest expense, other................................                   3,867                      4,291
   Management fees and other, net.........................                      63                         62
                                                                       -----------                -----------

Income before income taxes................................                   1,092                      2,402

Income tax expense........................................                     946                      1,465
                                                                       -----------                -----------

   Net income ............................................             $       146                $       937
                                                                       ===========                ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)



                                                                                              Accumulated
                                                                 Additional                      Other       Carryover
                                              Common Stock        Paid-in       Accumulated  Comprehensive     Basis
                                           Shares     Dollars     Capital         Deficit         Loss       Adjustment     Total
                                           ------     -------     -------         -------         ----       ----------     -----


Balances, June 30, 2001 (unaudited).......  1,000     $     -     $  93,656     $  (12,320)    $    (837)    $  (15,730)  $  64,769

Net income (unaudited)....................                                             146                                      146

Other comprehensive income, net of tax:
   Foreign currency translation
     adjustment (unaudited)...............                                                           373                        373
                                                                                                                          ---------

Comprehensive income (unaudited)..........                                                                                      519
                                            -----     -------     ---------     ----------     ---------     ----------   ---------

Balances, September 30, 2001 (unaudited)..  1,000     $     -     $  93,656     $  (12,174)    $    (464)    $  (15,730)  $  65,288
                                            =====     =======     =========     ==========     =========     ==========   =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)




                                                                                         Three months ended
                                                                             ----------------------------------------
                                                                             September 30, 2001    September 30, 2000
                                                                             ------------------    ------------------
                                                                                 (unaudited)           (unaudited)

Cash flows from operating activities
   Net income........................................................            $       146         $       937
   Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation and amortization of goodwill and other intangibles.                  2,600               2,506
     Amortization of debt discount...................................                    807                 939
     Amortization of debt issuance costs.............................                    167                 171
     Deferred income taxes...........................................                   (682)               (186)
     Other...........................................................                    425                (292)
     Changes in operating assets and liabilities:
       Accounts receivable...........................................                (10,287)             (7,003)
       Inventory.....................................................                   (760)             (1,798)
       Prepaid expenses, deferred charges and other assets...........                   (132)               (497)
       Accounts payable and accrued expenses.........................                 (3,832)             (1,620)
       Income taxes..................................................                    922               1,691
                                                                                 -----------         -----------

         Net cash used in operating activities.......................                (10,626)             (5,152)
                                                                                 ------------        -----------

Cash flows from  investing activities
   Purchases of equipment............................................                   (392)               (776)
   Patents...........................................................                    (30)                  -
                                                                                 ------------        -----------

         Net cash used in investing activities.......................                   (422)               (776)
                                                                                 ------------        -----------

Cash flows from financing activities
   Payments under capital leases for equipment.......................                     (7)               (123)
   Net proceeds on line of credit....................................                  6,500                 950
   Net proceeds from promissory note to stockholder..................                    350               4,745
                                                                                 -----------         -----------

         Net cash provided by financing activities...................                  6,843               5,572
                                                                                 -----------         -----------

Net decrease in cash and cash equivalents............................                 (4,205)               (356)
Cash and cash equivalents, beginning of period.......................                  4,654               1,158
                                                                                 -----------         -----------

Cash and cash equivalents, end of period.............................            $       449         $       802
                                                                                 ===========         ===========

Supplemental information
   Cash paid during the period for:
     Interest, other.................................................            $     5,507         $     5,919
     Income taxes....................................................                    848                  48



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION

          AKI, Inc. ("AKI") is the successor to Arcade Holding Corporation (the "Predecessor"), which was acquired by AHC I Acquisition, Corp. ("AHC") in December 1997. AHC was organized for the purpose of acquiring all of the equity interests of the Predecessor and subsequent to such acquisition, AHC contributed $1 and all of its ownership interest to AKI Holding, Corp. ("Holding") for all of the outstanding equity of Holding. Accordingly, AKI is a wholly owned subsidiary of Holding, which is a wholly owned subsidiary of AHC.

          AKI is engaged in interactive multi-sensory advertising for consumer product companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee facilities and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L.

     Interim financial statements

          The interim consolidated condensed balance sheet at September 30, 2001 and the interim consolidated condensed statements of operations for the three months ended September 30, 2001 and 2000, the interim consolidated condensed statements of cash flows for the three months ended September 30, 2001 and 2000 and the interim consolidated condensed statement of changes in stockholder's equity for the three months ended September 30, 2001 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2001 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     Reclassification

          Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   INVENTORY

         The following table details the components of inventory:

                                            September 30, 2001    June 30, 2001
                                            ------------------    -------------
                                                (unaudited)         (unaudited)
              Raw materials
                  Paper....................     $     2,122         $    1,796
                  Other raw materials......           2,804              2,697
                                                -----------         ----------
                      Total raw materials..           4,926              4,493
              Work in process..............           2,164              1,837
                                                -----------         ----------

              Total inventory..............     $     7,090         $    6,330
                                                ===========         ==========

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

3.   PROMISSORY NOTE TO STOCKHOLDER

          In May 2000, AKI signed a promissory note payable to AHC, which allows AKI to borrow up to $10 million at such interest rates and due as agreed upon by AKI and AHC. At September 30, 2001, $350 was outstanding under this promissory note bearing interest at prime and is due December 31, 2002.

4.   DERIVATIVE INSTRUMENTS

          Effective July 1, 2000, AKI adopted Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 as of July 1, 2000 was not material to AKI's financial statements.

          AKI purchases and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in certain foreign currency exchange rates. The primary purpose of AKI's foreign currency hedging activities is to manage the short-term volatility associated with foreign currency purchases and sales in the normal course of business. AKI primarily utilizes foreign currency forward exchange contracts with maturities of less than six months, which do not meet hedge accounting criteria. At September 30, 2001 there were no forward exchange contracts outstanding.

5.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

          The following condensed balance sheets at September 30, 2001 and June 30, 2001 and condensed statements of operations, changes in stockholder's equity and cash flows for the three months ended September 30, 2001 and 2000 for Holding have been prepared on the equity basis of accounting and should be read in conjunction with the consolidated statements and notes thereto.

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

6.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                                  BALANCE SHEET


                                                                    September 30, 2001       June 30, 2001
                                                                    ------------------       -------------
                                                                        (unaudited)           (unaudited)

     Assets
     Investment in subsidiaries...............................         $   102,939           $   102,237
     Deferred charges.........................................                 786                   806
     Deferred income taxes....................................               2,609                 2,338
                                                                       -----------           -----------

         Total assets.........................................         $   106,334           $   105,381
                                                                       ===========           ===========

     Liabilities
     Accrued income taxes.....................................         $       119           $       119
     Senior discount debentures...............................              24,733                23,926
                                                                       -----------           -----------

         Total liabilities....................................              24,852                24,045
                                                                       -----------           -----------

     Stockholder's equity
     Common Stock, $0.01 par value, 1,000 shares authorized
       1,000 shares issued and outstanding....................                   -                     -
     Additional paid-in capital...............................              93,656                93,656
     Accumulated deficit......................................             (12,174)              (12,320)
                                                                       ------------          -----------

         Total stockholder's equity...........................              81,482                81,336
                                                                       -----------           -----------

         Total liabilities and stockholder's equity...........         $   106,334           $   105,381
                                                                       ===========           ===========




                             STATEMENT OF OPERATIONS



                                                                               Three months ended
                                                                    ----------------------------------------
                                                                    September 30, 2001    September 30, 2000
                                                                    ------------------    ------------------
                                                                        (unaudited)           (unaudited)

     Equity in net income of subsidiaries.....................         $       702           $     1,584
     Interest expense.........................................                 827                   962
                                                                       -----------           -----------

         Income (loss) before income taxes....................                (125)                  622

     Income tax benefit.......................................                (271)                 (315)
                                                                       ------------          -----------

         Net income ..........................................         $       146           $       937
                                                                       ===========           ===========



                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

6.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                                Additional
                                                          Common Stock            Paid-in      Accumulated
                                                       Shares       Amount        Capital        Deficit          Total
                                                       ------       ------        -------        -------          -----

     Balances, June 30, 2001 (unaudited)...........      1,000    $       -     $   93,656     $   (12,320)   $    81,336

     Net income (unaudited)........................                                                    146            146
                                                     ---------    ---------     ----------     -----------    -----------

     Balances, September 30, 2001 (unaudited)......      1,000    $       -     $   93,656     $   (12,174)   $    81,482
                                                     =========    =========     ==========     ============   ===========



                             STATEMENT OF CASH FLOWS


                                                                                       Three months ended
                                                                            ----------------------------------------
                                                                            September 30, 2001    September 30, 2000
                                                                            ------------------    ------------------
                                                                                (unaudited)           (unaudited)

     Cash flows from operating activities
       Net income.....................................................         $       146           $       937
         Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
              Net change in investment in subsidiaries................                (702)               (1,584)
              Amortization of debt discount...........................                 807                   939
              Amortization of debt issuance costs.....................                  20                    23
              Deferred income taxes...................................                (271)                 (315)
                                                                               -----------          ------------

               Net cash provided by (used in) operating activities....                   -                     -
                                                                               -----------          ------------

     Net increase (decrease) in cash and cash equivalents.............                   -                     -
     Cash and cash equivalents, beginning of period...................                   -                     -
                                                                               -----------          ------------

     Cash and cash equivalents, end of period.........................         $         -           $         -
                                                                               ===========          ============


                           AKI, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (dollars in thousands, except share and per share information)


                                                                                September 30,         June 30,
                                                                                    2001                2001
                                                                                -------------      -------------
                                                                                 (unaudited)         (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $         449      $       4,654
Accounts receivable, net...................................................            28,307             18,020
Inventory..................................................................             7,090              6,330
Prepaid expenses...........................................................               624                492
Deferred income taxes......................................................               770                770
                                                                                -------------      -------------

   Total current assets....................................................            37,240             30,266

Property, plant and equipment, net.........................................            15,021             15,778
Goodwill, net..............................................................           156,133            157,334
Other intangible assets, net...............................................             6,117              6,337
Deferred charges, net  ....................................................             3,428              3,575
Other assets...............................................................                88                 88
                                                                                -------------      -------------

   Total assets............................................................     $     218,027      $     213,378
                                                                                =============      ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations...............................     $         496      $         503
Accounts payable, trade....................................................             4,985              3,886
Accrued income taxes.......................................................             2,445              1,523
Accrued compensation.......................................................             2,092              4,715
Accrued interest...........................................................             2,762              5,443
Accrued expenses...........................................................             4,281              3,908
                                                                                -------------      -------------

   Total current liabilities...............................................            17,061             19,978

Revolving credit line......................................................             6,500                  -
Senior notes...............................................................           103,510            103,510
Promissory note to affiliate...............................................               350                  -
Deferred income taxes......................................................             1,946              2,357
Other non-current liabilities..............................................             1,915              1,863
                                                                                -------------      -------------

   Total liabilities.......................................................           131,282            127,708

Stockholder's equity
Common stock, $0.01 par 100,000 shares authorized;
   1,000 shares issued and outstanding.....................................                 -                  -
Additional paid-in capital.................................................           107,348            107,348
Accumulated deficit........................................................            (4,409)            (5,111)
Accumulated other comprehensive loss.......................................              (464)              (837)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                --------------     -------------

   Total stockholder's equity..............................................            86,745             85,670
                                                                                -------------      -------------

   Total liabilities and stockholder's equity..............................     $     218,027      $     213,378
                                                                                =============      =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)




                                                                                 Three months ended
                                                                    ---------------------------------------------
                                                                    September 30, 2001         September 30, 2000
                                                                    ------------------         ------------------
                                                                       (unaudited)                 (unaudited)

Net sales.................................................             $    27,381                $    32,353
Cost of goods sold........................................                  16,714                     19,548
                                                                       -----------                -----------

   Gross profit...........................................                  10,667                     12,805

Selling, general and administrative expenses..............                   4,195                      4,518
Amortization of goodwill and other intangibles............                   1,446                      1,419
                                                                       -----------                -----------

   Income from operations.................................                   5,026                      6,868

Other expenses:
   Interest expense to stockholder .......................                       4                        113
   Interest expense, other................................                   3,040                      3,329
   Management fees and other, net.........................                      63                         62
                                                                       -----------                -----------

Income before income taxes................................                   1,919                      3,364

Income tax expense........................................                   1,217                      1,780
                                                                       -----------                -----------

   Net income ............................................             $       702                $     1,584
                                                                       ===========                ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)



                                                                                              Accumulated
                                                                 Additional                      Other       Carryover
                                              Common Stock        Paid-in       Accumulated   Comprehensive    Basis
                                           Shares     Dollars     Capital         Deficit         Loss       Adjustment     Total
                                           ------     -------     -------         -------         ----       ----------     -----


Balances, June 30, 2001 (unaudited).......  1,000     $     -     $ 107,348     $  (5,111)     $    (837)    $  (15,730)  $  85,670

Net income (unaudited)....................                                            702                                       702

Other comprehensive income, net of tax:
   Foreign currency translation
     adjustment (unaudited)...............                                                           373                        373
                                                                                                                          ---------

Comprehensive income (unaudited)..........                                                                                    1,075
                                            -----     -------     ---------     ---------      ---------     ----------   ---------

Balances, September 30, 2001 (unaudited)    1,000     $     -     $ 107,348     $  (4,409)     $    (464)    $  (15,730)  $  86,745
                                            =====     =======     =========     =========      =========     ==========   =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)




                                                                                          Three months ended
                                                                             ------------------------------------------
                                                                             September 30, 2001      September 30, 2000
                                                                             ------------------      ------------------
                                                                                 (unaudited)             (unaudited)

Cash flows from operating activities
   Net income .........................................................         $       702            $     1,584
   Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation and amortization of goodwill and other intangibles...               2,600                  2,506
     Amortization of debt issuance cost................................                 147                    148
     Deferred income taxes.............................................                (411)                   129
     Other.............................................................                 425                   (292)
     Changes in operating assets and liabilities:
       Accounts receivable.............................................             (10,287)                (7,003)
       Inventory.......................................................                (760)                (1,798)
       Prepaid expenses, deferred charges and other assets.............                (132)                  (497)
       Accounts payable and accrued expenses...........................              (3,832)                (1,620)
       Income taxes....................................................                 922                  1,691
                                                                                -----------            -----------

         Net cash used in operating activities.........................             (10,626)                (5,152)
                                                                                -----------            -----------

Cash flows from investing activities
   Purchases of equipment..............................................                (392)                  (776)
   Patents.............................................................                 (30)                     -
                                                                                ------------           -----------

         Net cash used in investing activities.........................                (422)                  (776)
                                                                                ------------           -----------

Cash flows from financing activities
   Payments under capital leases for equipment.........................                  (7)                  (123)
   Net proceeds on line of credit......................................               6,500                    950
   Net proceeds from promissory note to affiliate......................                 350                  4,745
                                                                                -----------            -----------

         Net cash provided by financing activities.....................               6,843                  5,572
                                                                                -----------            -----------

Net decrease in cash and cash equivalents..............................              (4,205)                  (356)
Cash and cash equivalents, beginning of period.........................               4,654                  1,158
                                                                                -----------            -----------

Cash and cash equivalents, end of period...............................         $       449            $       802
                                                                                ===========            ===========


Supplemental information
   Cash paid during the period for:
     Interest, other...................................................         $     5,507            $     5,919
     Income taxes......................................................                 848                     48




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION

          AKI, Inc. ("AKI") is the successor to Arcade Holding Corporation (the "Predecessor"), which was acquired by AHC I Acquisition, Corp. ("AHC") in December 1997. AHC was organized for the purpose of acquiring all of the equity interests of the Predecessor and subsequent to such acquisition, AHC contributed $1 and all of its ownership interest to AKI Holding, Corp. ("Holding") for all of the outstanding equity of Holding. Accordingly, AKI is a wholly owned subsidiary of Holding, which is a wholly owned subsidiary of AHC.

          AKI is engaged in interactive multi-sensory advertising for consumer product companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee facilities and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L.

     Interim financial statements

          The interim consolidated condensed balance sheet at September 30, 2001 and the interim consolidated condensed statements of operations for the three months ended September 30, 2001 and 2000, the interim consolidated condensed statements of cash flows for the three months ended September 30, 2001 and 2000 and the interim consolidated condensed statement of changes in stockholder's equity for the three months ended September 30, 2001 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2001 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     Reclassification

          Certain prior period amounts have been reclassified to conform with the current period presentation.


2.   INVENTORY

         The following table details the components of inventory:

                                            September 30, 2001    June 30, 2001
                                            ------------------    -------------
                                                (unaudited)         (unaudited)
              Raw materials
                  Paper....................     $     2,122         $    1,796
                  Other raw materials......           2,804              2,697
                                                -----------         ----------
                      Total raw materials..           4,926              4,493
              Work in process..............           2,164              1,837
                                                -----------         ----------

              Total inventory..............     $     7,090         $    6,330
                                                ===========         ==========

                           AKI, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)


3.   PROMISSORY NOTE TO AFFILIATE

          In May 2000, AKI signed a promissory note payable to AHC, which allows AKI to borrow up to $10 million at such interest rates and due as agreed upon by AKI and AHC. At September 30, 2001, $350 was outstanding under this promissory note bearing interest at prime and is due December 31, 2002.

4.   DERIVATIVE INSTRUMENTS

          Effective July 1, 2000, AKI adopted Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 as of July 1, 2000 was not material to AKI's financial statements.

          AKI purchases and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in certain foreign currency exchange rates. The primary purpose of AKI's foreign currency hedging activities is to manage the short-term volatility associated with foreign currency purchases and sales in the normal course of business. AKI primarily utilizes foreign currency forward exchange contracts with maturities of less than six months, which do not meet hedge accounting criteria. At September 30, 2001 there were no forward exchange contracts outstanding.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Item 2 is presented with respect to both AKI Holding Corp. and AKI, Inc. As used within Item 2, the term "Company" refers to AKI Holding Corp. and its subsidiaries including AKI, Inc. ("AKI"), the term "Holding" refers to AKI Holding Corp.

General

     Our sales are derived primarily through our multi-sensory, interactive marketing activities primarily from the sale of printed advertising materials with sampling systems and products to fragrance, cosmetics and consumer products companies, and also from creative services. Substantially all of our sales are made directly to our customers while a small portion are made through advertising agencies. Each of our customer's marketing programs is unique and pricing is negotiated based on estimated costs plus a margin. While our company and its customers generally do not enter into long-term contracts, we have had long-standing relationships with the majority of our customer base.

Results of Operations

      Three Months Ended September 30, 2001 Compared to Three Months Ended
                               September 30, 2000

     Net Sales. Net sales for the three months ended September 30, 2001 decreased $5.0 million, or 15.4%, to $27.4 million, as compared to $32.4 million for the three months ended September 30, 2000. The decrease in net sales was primarily attributable to decreases in volume of domestic sales of sampling technologies for advertising and marketing of consumer products and cosmetics products and international sales of sampling technologies for advertising and marketing of fragrance products. We believe the decline of domestic sales is partially attributable to the weak economic conditions in the United States, particularly in the advertising industry. We expect the significant decline in sales experienced in our first fiscal quarter to continue in our second fiscal quarter. We cannot predict if this trend will worsen or continue through the remainder of our fiscal year.

     Gross Profit. Gross profit for the three months ended September 30, 2001 decreased $2.1 million, or 16.4%, to $10.7 million, as compared to $12.8 million for three months ended September 30, 2000. Gross profit as a percentage of net sales decreased to 39.1% in the three months ended September 30, 2001, from 39.5% in the three months ended September 30, 2000. The decrease in gross profit as a percentage of net sales is substantially due to the decrease in sales volume and changes in product mix partially offset by reduced premium labor costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2001 decreased $0.3 million, or 6.7%, to $4.2 million, as compared to $4.5 million for the three months ended September 30, 2000. Selling, general and administrative expenses as a percent of net sales increased to 15.3% in the three months ended September 30, 2001, from 13.9% in the three months ended September 30, 2000. The decrease in selling, general and administrative expenses is primarily due to a one-time severance charge in 2000 and a decrease in personnel in 2001. The increase in selling, general and administrative expenses as a percent of net sales was primarily due to the decrease in net sales described above.

     Income from Operations. Income from operations for the three months ended September 30, 2001 decreased $1.9 million, or 27.5%, to $5.0 million, as compared to $6.9 million for the three months ended September 30, 2000. Income from operations as a percentage of net sales decreased to 18.3% in the three months ended September 30, 2001, from 21.3% in the three months ended September 30, 2000, principally as a result of the factors described above.

     Interest Expense. Interest expense for the three months ended September 30, 2001 decreased $0.5 million, or 11.4%, to $3.9 million, as compared to $4.4 million for the three months ended September 30, 2000. Interest expense as a percentage of net sales increased to 14.2% in the three months ended September 30, 2001, from 13.6% in the three months ended September 30, 2000. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to repurchased and retired Senior Discount Debentures and Senior Notes, reduced borrowings under the revolving credit line and promissory note to stockholder.

     Interest expense for AKI for the three months ended September 30, 2001 decreased $0.4 million, or 11.8%, to $3.0 million, as compared to $3.4 million for the three months ended September 30, 2000. Interest expense as a percentage of net sales increased to 11.0% in the three months ended September 30, 2001, from 10.5% in the three months ended September 30, 2000. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to repurchased and retired Senior Notes, and reduced borrowings under the revolving credit line and promissory note to affiliate.

     Income Tax Expense. Income tax expense for the three months ended September 30, 2001 decreased $0.6 million to $0.9 million. The Company's effective tax rate, after consideration of non-deductible goodwill amortization, was 41.2% in the three months ended September 30, 2001, and 40.6% in the three months ended September 30, 2000.

     Income tax expense for AKI for the three months ended September 30, 2001 decreased $0.6 million to $1.2 million. AKI's effective tax rate, after consideration of non-deductible goodwill amortization, was 39% in the three months ended September 30, 2001 and 2000.

     EBITDA. EBITDA for the three months ended September 30, 2001 decreased $1.8 million, or 19.2%, to $7.6 million, as compared to $9.4 million for the three months ended September 30, 2000. The decrease in EBITDA principally reflects the decrease in gross profit partially offset by the decrease in selling, general and administrative expenses discussed above. EBITDA as a percentage of net sales was 27.7% and 29.0% in the three months ended September 30, 2001 and 2000, respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles.

Liquidity and Capital Resources

     We have substantial indebtedness and significant debt service obligations. As of September 30, 2001, we had consolidated indebtedness in an aggregate amount of $135.6 million (excluding trade payables, accrued liabilities, deferred taxes and other non-current liabilities), of which approximately $24.7 million was a direct obligation of Holding relating to its debentures and approximately $110.9 million was a direct obligation of AKI relating to its notes, revolving credit line, promissory note to affiliate and capital leases. Borrowings at September 30, 2001 included $6.5 million under the revolving credit line and $0.4 million on the promissory note to affiliate that was incurred to provide working capital. At September 30, 2001 we had $13.5 million available under the revolving credit line. At September 30, 2001, AKI also had $20.4 million in additional outstanding liabilities (including trade payables, accrued liabilities, deferred taxes and other non-current liabilities).

     Holding's principal liquidity requirements are for debt service requirements under the debentures. AKI's principal liquidity requirements are for debt service requirements and fees under the notes and the credit line. Historically, we have funded our capital, debt service and operating requirements with a combination of net cash provided by operating activities, together with borrowings under revolving credit facilities. During the three months ended September 30, 2001, cash totaling $10.6 million was used by operating activities primarily due to the increase in accounts receivable and a decrease in accrued compensation and accrued interest, offset partially by an increase in accounts payable and accrued income taxes. During the three months ended September 30, 2000, cash totaling $5.2 million was used by operating activities primarily due to the increase in accounts receivable and inventory and a decrease in accrued interest and accrued compensation, offset partially by an increase in accounts payable and accrued expenses.

     In the three months ended September 30, 2001 and 2000, we had capital expenditures of approximately $0.4 million and $0.8 million, respectively. These capital expenditures consisted primarily of the purchase of manufacturing equipment and upgrading our computer systems.

     We may from time to time evaluate additional potential acquisitions. There can be no assurance that additional capital sources will be available to us to fund additional acquisitions on terms that we find acceptable, or at all. Additional capital resources, if available, may be on terms generally less favorable and/or more restricted than the terms of our current credit facilities.

     As of September 30, 2001, AKI had purchased and retired $4.0 million of AKI Senior Notes originally issued in 1998.

     Capital expenditures for the twelve months ending June 30, 2002 are currently estimated to be approximately $2.5 million. Based on borrowings outstanding as of September 30, 2001, we expect total cash payments for debt service for the twelve months ending June 30, 2002 to be approximately $11.8 million, consisting of $10.9 million in interest payments of the notes, $0.5 million in capital lease obligations and $0.4 million in interest and fees under the revolving credit line. We also expect to make royalty payments of approximately $1.1 million during the twelve months ending June 30, 2002.

     At September 30, 2001, Holding's cash and cash equivalents and net working capital were $0.4 million and $20.1 million, respectively, representing a decrease in cash and cash equivalents of $4.3 million and an increase in net working capital of $9.9 million from June 30, 2001. Account receivables, net, at September 30, 2001 increased 57.2% or $10.3 million over the June 30, 2001 amount, primarily due to increased sales volume and the seasonality of those sales.

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

Recently Issued Accounting Standards

     In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Issue 00-10 was effective for the Company no later than the fourth quarter of the fiscal year ending June 30, 2001, and accordingly, amounts billed to customers related to shipping and handling have been reclassified from cost of goods sold to net sales.

     FASB Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") was issued in June 2001. SFAS 141 changes the accounting and reporting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

     FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied at the beginning of an entity's fiscal year. The Company is currently assessing the effect on its financial statements of implementing SFAS 142.

Forward-Looking Statements

     The information provided in this document contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance or achievements of our company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: the possible trend of customers decreasing their use of our products; economic conditions in general and in our market areas, specifically the advertising market; the competitive environment in the sampling industry in general and in our specific market areas; changes in prevailing interest rates; inflation; changes in cost of goods and services; changes in or failure to comply with postal regulations or other federal, state and/or local government regulations; liability and other claims asserted against us; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; our significant indebtedness; labor disturbances; changes in our capital expenditure plans; and other factors. We also advise you to read the section entitled "Risk Factors" in the Company's annual report on Form 10K filed with the SEC on September 18, 2001.

     In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risk, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "should," "seeks," "pro forma," "anticipates," "intends" or the negative of any such word, or other variations or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this document to reflect future events or developments.





ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We generate approximately 21% of our sales from customers outside the United States, principally in Europe. International sales are made mostly from our foreign subsidiary located in France and are primarily denominated in the local currency. Our foreign subsidiary also incurs the majority of its expenses in the local currency and uses the local currency as its functional currency.

     Our major principal cash balances are held in U.S. dollars. Cash balances in foreign currencies are held to minimum balances for working capital purposes and therefore have a minimum risk to currency fluctuations.

     We periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At September 30, 2001, there were no forward exchange contracts outstanding.






                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.17 Salary Continuation Agreement dated October 1, 2001, between AKI and Alan Bruce Prashker


         (b)  Reports on Form 8-K

              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AKI HOLDING CORP.

Date:  November 9, 2001                     By:  /s/ Kenneth A. Budde
                                                 -------------------------------
                                                 Kenneth A. Budde
                                                 Senior Vice President &
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)


                                            AKI, INC.

Date:  November 9, 2001                     By:  /s/ Kenneth A. Budde
                                                 -------------------------------
                                                 Kenneth A. Budde
                                                 Senior Vice President &
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                  EXHIBIT INDEX




Exhibit                             Description
-------                             -----------

 10.17 Salary Continuation Agreement dated as of October 1, 2001 between AKI and Alan Bruce Prashker