Form 10-Q
period 2001-12-31
AKI INC; AKI HOLDING CORP
filed 2002-02-14
CIK 1067549, 1067550

FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (X) Yes ( ) No

As of January 31, 2002, 1,000 shares of common stock of AKI Holding Corp., $.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $.01 par value, were outstanding.

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

                      -  December 31, 2001
                      -  June 30, 2001

                      Consolidated Condensed Statements of Operations

                      -  Three months ended December 31, 2001
                      -  Three months ended December 31, 2000
                      -  Six months ended December 31, 2001
                      -  Six months ended December 31, 2000

                      Consolidated Condensed Statement of Changes in Stockholder's Equity

                      -  Six months ended December 31, 2001

                      Consolidated Condensed Statements of Cash Flows

                      -  Six months ended December 31, 2001
                      -  Six months ended December 31, 2000

                      Notes to Consolidated Condensed Financial Statements

                  AKI, Inc. and Subsidiaries

                      Consolidated Condensed Balance Sheet

                      -  December 31, 2001
                      -  June 30, 2001

                      Consolidated Condensed Statements of Operations

                      -  Three months ended December 31, 2001
                      -  Three months ended December 31, 2000
                      -  Six months ended December 31, 2001
                      -  Six months ended December 31, 2000

                      Consolidated Condensed Statement of Changes in Stockholder's Equity

                      -  Six months ended December 31, 2001

                      Consolidated Condensed Statements of Cash Flows

                      -  Six months ended December 31, 2001
                      -  Six months ended December 31, 2000

                      Notes to Consolidated Condensed Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                       AKI HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (dollars in thousands, except share and per share information)

                                                                                December 31,          June 30,
                                                                                    2001                2001
                                                                                -------------      -------------
                                                                                 (unaudited)         (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       1,894      $       4,654
Accounts receivable, net...................................................            19,930             18,020
Inventory..................................................................             8,434              6,330
Income tax refund receivable...............................................             1,247                  -
Prepaid expenses...........................................................               494                492
Deferred income taxes......................................................               770                770
                                                                                -------------      -------------

   Total current assets....................................................            32,769             30,266

Property, plant and equipment, net.........................................            21,788             15,778
Goodwill, net..............................................................           161,170            157,334
Other intangible assets, net...............................................             9,216              6,337
Deferred charges, net......................................................             4,651              4,381
Deferred income taxes......................................................               737                  -
Other assets...............................................................               116                 88
                                                                                -------------      -------------

   Total assets............................................................     $     230,447      $     214,184
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations...............................     $           -      $         503
Current portion of long-term debt..........................................             1,000                  -
Accounts payable, trade....................................................             4,637              3,886
Accrued income taxes.......................................................                 -              1,642
Accrued compensation.......................................................             4,404              4,715
Accrued interest...........................................................             5,491              5,443
Accrued expenses...........................................................             4,681              3,908
                                                                                -------------      -------------

   Total current liabilities...............................................            20,213             20,097

Revolving loan.............................................................             7,700                  -
Term loan..................................................................             9,000                  -
Senior notes...............................................................           103,510            103,510
Senior discount debentures.................................................            25,540             23,926
Deferred income taxes......................................................                 -                 19
Other non-current liabilities..............................................             1,968              1,863
                                                                                -------------      -------------

   Total liabilities.......................................................           167,931            149,415

Stockholder's equity
Common stock, $0.01 par 1,000 shares authorized;
    1,000 shares issued and outstanding....................................                 -                  -
Additional paid-in capital.................................................            93,656             93,656
Accumulated deficit........................................................           (14,871)           (12,320)
Accumulated other comprehensive loss.......................................              (539)              (837)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                --------------     -------------

   Total stockholder's equity..............................................            62,516             64,769
                                                                                -------------      -------------


   Total liabilities and stockholder's equity..............................     $     230,447      $     214,184
                                                                                =============      =============



        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)




                                                              Three months ended                        Six months ended
                                                    -------------------------------------     -------------------------------------
                                                    December 31, 2001   December 31, 2000     December 31, 2001   December 31, 2000
                                                    -----------------   -----------------     -----------------   -----------------
                                                       (unaudited)         (unaudited)           (unaudited)         (unaudited)

Net sales.......................................        $  22,329           $  26,180             $  49,710           $  58,533
Cost of goods sold..............................           15,929              17,693                32,643              37,241
                                                        ---------           ---------             ---------           ---------

   Gross profit.................................            6,400               8,487                17,067              21,292

Selling, general and administrative expenses....            4,569               4,415                 8,764               8,933
Amortization of goodwill and other intangibles..            1,470               1,446                 2,916               2,865
                                                        ---------           ---------             ---------           ---------

   Income from operations.......................              361               2,626                 5,387               9,494

Other expenses:
   Interest expense to stockholder..............                4                  68                     8                 181
   Interest expense other, net..................            3,861               4,176                 7,728               8,467
   Management fees and other, net...............               62                  63                   125                 125
                                                        ---------           ---------             ---------           ---------

   Income (loss) before income taxes and
     extraordinary gain.........................           (3,566)             (1,681)               (2,474)                721

Income tax expense (benefit)....................             (869)               (110)                   77               1,355
                                                        ---------           ---------             ---------           ---------

   Loss before extraordinary gain...............           (2,697)             (1,571)               (2,551)               (634)

Extraordinary gain from early retirement of
   debt, net of tax.............................                -                 950                     -                 950
                                                        ---------           ---------             ---------           ---------

   Net income (loss)............................        $  (2,697)          $    (621)            $  (2,551)          $     316
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



                                                                                             Accumulated
                                                                Additional                      Other       Carryover
                                              Common Stock        Paid-in     Accumulated   Comprehensive     Basis
                                            Shares   Dollars      Capital       Deficit         Loss        Adjustment     Total
                                            ------   -------      -------       -------         ----        ----------     -----

Balances, June 30, 2001 (unaudited).......   1,000   $   -      $   93,656     $ (12,320)     $   (837)     $  (15,730)  $  64,769

Net loss (unaudited)......................                                        (2,551)                                   (2,551)

Other comprehensive income, net of tax:
   Foreign currency translation
     adjustment (unaudited)...............                                                         298                         298
                                                                                                                         ---------

Comprehensive loss (unaudited)............                                                                                  (2,253)
                                            ------   -------    ----------     ---------      --------      ----------   ---------

Balances, December 31, 2001 (unaudited)...   1,000   $   -      $   93,656     $ (14,871)     $   (539)     $  (15,730)  $  62,516
                                            ======   =======    ==========     =========      ========      ==========   =========




        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)




                                                                                           Six months ended
                                                                                 ---------------------------------------
                                                                                 December 31, 2001     December 31, 2000
                                                                                 -----------------     -----------------
                                                                                    (unaudited)           (unaudited)

Cash flows from operating activities
   Net income (loss)....................................................            $    (2,551)          $       316
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization of goodwill and other intangibles....                  5,258                 5,036
     Amortization of debt discount......................................                  1,614                 1,817
     Amortization of debt issuance costs................................                    335                   342
     Deferred income taxes..............................................                   (756)                 (615)
     Gain from early retirement of debt.................................                      -                  (950)
     Other..............................................................                    403                  (305)
     Changes in operating assets and liabilities:
       Accounts receivable..............................................                  1,325                (1,896)
       Inventory........................................................                    320                   756
       Prepaid expenses, deferred charges and other assets..............                     43                  (377)
       Accounts payable and accrued expenses............................                 (2,885)               (2,065)
       Income taxes.....................................................                 (2,889)                1,128
                                                                                    -----------           -----------

         Net cash provided by operating activities......................                    217                 3,187
                                                                                    -----------           -----------

Cash flows from  investing activities
   Purchases of equipment...............................................                   (470)               (2,112)
   Patents..............................................................                    (46)                    -
   Payments for acquisition, net of cash acquired.......................                (19,053)                    -
                                                                                    -----------           -----------

         Net cash used in investing activities..........................                (19,569)               (2,112)
                                                                                    -----------           -----------

Cash flows from financing activities
   Payments under capital leases .......................................                   (503)                 (834)
   Repurchase of long-term debt.........................................                      -                (3,110)
   Net proceeds (repayments) on revolving loan..........................                  7,700                (1,450)
   Net proceeds on term loan............................................                 10,000                     -
   Payments of loan closing costs.......................................                   (605)                    -
   Net proceeds from promissory note to stockholder.....................                      -                 3,661
                                                                                    -----------           -----------

         Net cash provided by (used in) financing activities............                 16,592                (1,733)
                                                                                    -----------           -----------

Net decrease in cash and cash equivalents...............................                 (2,760)                 (658)
Cash and cash equivalents, beginning of period..........................                  4,654                 1,158
                                                                                    -----------           -----------

Cash and cash equivalents, end of period................................            $     1,894           $       500
                                                                                    ===========           ===========

Supplemental information
   Cash paid during the period for:
     Interest, other....................................................            $     5,609           $     6,388
     Interest to stockholder............................................                      8                   174
     Income taxes.......................................................                  3,763                   866

Significant non-cash activities
   Contribution of equity and retirement of senior discount debentures..            $         -           $     1,259




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)


1.   BASIS OF PRESENTATION

          AKI, Inc. ("AKI") is the successor to Arcade Holding Corporation (the "Predecessor"), which was acquired by AHC I Acquisition, Corp. ("AHC") in December 1997. AHC was organized for the purpose of acquiring all of the equity interests of the Predecessor and subsequent to such acquisition, AHC contributed $1 and all of its ownership interest to AKI Holding Corp. ("Holding") for all of the outstanding equity of Holding. Accordingly, AKI is a wholly owned subsidiary of Holding, which is a wholly owned subsidiary of AHC.

          AKI is engaged in interactive multi-sensory advertising for consumer product companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee and Baltimore, Maryland facilities and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L.

     Acquisition of Color Prelude business

          On December 18, 2001, the Company, through a newly formed subsidiary, IST, Corp., acquired the business including certain assets and assumed certain liabilities of Color Prelude, Inc. (such business referred to hereafter as "CP"). CP manufactures interactive advertising and sampling products for cosmetic and consumer products companies. The acquisition complements the Company's product lines and the Company expects to increase domestic and international product sales through broader distribution and to reduce costs through certain economies of scale.

          The aggregate purchase price of CP was $19.1 million which was funded through cash and borrowings of approximately $18.0 million under the restated credit agreement. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining valuations of certain assets; thus the allocation of purchase price is subject to refinement.

                  Property and equipment..........................   $  7,871
                  Current assets..................................      5,731
                  Intangible assets...............................      8,946
                  Accounts payable and accrued expenses...........      3,494


          Goodwill totaling approximately $6,250 million will not be amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets. The results of operations are included in the financial statements since the date of acquisition. Pro forma results had CP been acquired at the beginning of fiscal 2001 are as follows:


                                                           Three months ended             Six months ended
                                                              December 31,                  December 31,
                                                              ------------                  -----------
                                                           2001           2000            2001           2000
                                                           ----           ----            ----           ----

Revenue............................................     $ 26,215       $ 29,990        $ 56,043       $ 64,958
Income (loss) before extraordinary items...........       (2,446)        (1,339)         (2,592)          (643)
Net income (loss)..................................       (2,446)          (389)         (2,592)           307




     Interim financial statements

          The interim consolidated condensed balance sheet at December 31, 2001 and the interim consolidated condensed statements of operations for the three and six months ended December 31, 2001 and 2000, the interim consolidated condensed statements of cash flows for the six months ended December 31, 2001 and 2000

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION (continued)

     and the interim consolidated condensed statement of changes in stockholder's equity for the six months ended December 31, 2001 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2001 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     Reclassification

          Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   INVENTORY

          The following table details the components of inventory:

                                             December 31, 2001    June 30, 2001
                                             -----------------    -------------
                                                (unaudited)        (unaudited)
      Raw materials
          Paper..........................        $    2,490         $    1,796
          Other raw materials............             4,069              2,697
                                                 ----------         ----------
              Total raw materials........             6,559              4,493
      Work in process....................             1,875              1,837
                                                 ----------         ----------

      Total inventory....................        $    8,434         $    6,330
                                                 ==========         ==========

3.   RETIREMENT OF DEBT

          In fiscal 2001, AHC purchased $3,070 of Holding Senior Discount Debentures and AKI purchased $4,000 of AKI Senior Notes for $1,259 and $3,110, respectively. The debentures were contributed to Holding and the debentures and notes were subsequently retired.

4.   AMENDED AND RESTATED CREDIT AGREEMENT

          On December 18, 2001, AKI amended and restated its credit agreement with Heller Financial, Inc. ("restated credit agreement"). The restated credit agreement provides for: (1) a $10.0 million term loan which matures on December 31, 2006 with varying quarterly principal installments beginning March 31, 2002 and (2) a revolving loan commitment up to a maximum of $20.0 million which expires December 31, 2006. Borrowings are limited to a borrowing base consisting of accounts receivable, inventory and property, plant and equipment which serve as collateral for the borrowings. Interest on amounts borrowed under the term loan and revolving loan accrue at a floating rate based upon either prime or LIBOR as elected by the Company. The initial rate of interest under the restated credit agreement was 125 basis points higher than the interest rate of the previous credit agreement. The Company is required to pay commitment fees on the unused portion of the revolving loan commitment.

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

5.   DERIVATIVE INSTRUMENTS

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

          AKI purchases and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in certain foreign currency exchange rates. The primary purpose of AKI's foreign currency hedging activities is to manage the short-term volatility associated with foreign currency purchases and sales in the normal course of business. AKI primarily utilizes foreign currency forward exchange contracts with maturities of less than six months, which do not meet hedge accounting criteria. At December 31, 2001 there were no forward exchange contracts outstanding.

6.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

          The following condensed balance sheets at December 31, 2001 and June 30, 2001 and condensed statements of operations, changes in stockholder's equity and cash flows for the six months ended December 31, 2001 and 2000 for Holding have been prepared on the equity basis of accounting and should be read in conjunction with the consolidated statements and notes thereto.

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

6.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                                  BALANCE SHEET

                                                                     December 31, 2001       June 30, 2001
                                                                     -----------------       -------------
                                                                        (unaudited)           (unaudited)

     Assets
     Investment in subsidiaries...............................         $   100,799           $   102,237
     Deferred charges.........................................                 766                   806
     Deferred income taxes....................................               2,879                 2,338
                                                                       -----------           -----------

         Total assets.........................................         $   104,444           $   105,381
                                                                       ===========           ===========

     Liabilities
     Accrued income taxes.....................................         $       119           $       119
     Senior discount debentures...............................              25,540                23,926
                                                                       -----------           -----------

         Total liabilities....................................              25,659                24,045
                                                                       -----------           -----------

     Stockholder's equity
     Common Stock, $0.01 par value, 1,000 shares authorized
       1,000 shares issued and outstanding....................                   -                     -
     Additional paid-in capital...............................              93,656                93,656
     Accumulated deficit......................................             (14,871)              (12,320)
                                                                       -----------           -----------

         Total stockholder's equity...........................              78,785                81,336
                                                                       -----------           -----------

         Total liabilities and stockholder's equity...........         $   104,444           $   105,381
                                                                       ===========           ===========





                             STATEMENT OF OPERATIONS


                                                                                Six months ended
                                                                     ---------------------------------------
                                                                     December 31, 2001     December 31, 2000
                                                                     -----------------     -----------------
                                                                        (unaudited)           (unaudited)

     Equity in net income (loss) of subsidiaries..............         $    (1,438)          $     1,075
     Interest expense.........................................               1,654                 1,862
                                                                       -----------           -----------

         Loss before income taxes and extraordinary gain......              (3,092)                 (787)

     Income tax benefit.......................................                (541)                 (609)
                                                                       -----------           -----------

         Loss before extraordinary gain.......................              (2,551)                 (178)

     Extraordinary gain from early retirement of debt.........                   -                   494
                                                                       -----------           -----------

         Net income (loss) ...................................         $    (2,551)          $       316
                                                                       ===========           ===========



                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

6.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                              Additional
                                                          Common Stock          Paid-in      Accumulated
                                                       Shares     Amount        Capital        Deficit         Total
                                                       ------     ------        -------        -------         -----

     Balances, June 30, 2001 (unaudited)...........     1,000    $     -      $   93,656     $   (12,320)   $    81,336

     Net loss (unaudited)..........................                                               (2,551)        (2,551)
                                                      -------    --------     ----------     -----------    -----------

     Balances, December 31, 2001 (unaudited).......     1,000    $     -      $   93,656     $   (14,871)   $   (78,785)
                                                      =======    ========     ==========     ===========    ===========



                             STATEMENT OF CASH FLOWS

                                                                                            Six months ended
                                                                               -----------------------------------------
                                                                               December 31, 2001       December 31, 2000
                                                                               -----------------       -----------------
                                                                                  (unaudited)             (unaudited)

     Cash flows from operating activities
       Net income (loss)................................................         $    (2,551)            $       316
         Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
              Net change in investment in subsidiaries..................               1,438                  (1,075)
              Amortization of debt discount.............................               1,614                   1,817
              Amortization of debt issuance costs.......................                  40                      45
              Deferred income taxes.....................................                (541)                   (609)
              Gain from early retirement of debt........................                   -                    (494)
                                                                                 -----------             -----------

               Net cash provided by (used in) operating activities......                   -                       -
                                                                                 -----------             -----------

     Net increase (decrease) in cash and cash equivalents...............                   -                       -
     Cash and cash equivalents, beginning of period.....................                   -                       -
                                                                                 -----------             -----------

     Cash and cash equivalents, end of period...........................         $         -             $         -
                                                                                 ===========             ===========


     Significant non-cash activities
       Contribution of equity and retirement of senior discount
         debentures.....................................................         $         -             $     1,259




                           AKI, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (dollars in thousands, except share and per share information)


                                                                                December 31,          June 30,
                                                                                    2001                2001
                                                                                -------------      -------------
                                                                                 (unaudited)         (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       1,894      $       4,654
Accounts receivable, net...................................................            19,930             18,020
Inventory..................................................................             8,434              6,330
Income tax refund receivable...............................................             1,366                  -
Prepaid expenses...........................................................               494                492
Deferred income taxes......................................................               770                770
                                                                                -------------      -------------

   Total current assets....................................................            32,888             30,266

Property, plant and equipment, net.........................................            21,788             15,778
Goodwill, net..............................................................           161,170            157,334
Other intangible assets, net...............................................             9,216              6,337
Deferred charges, net......................................................             3,885              3,575
Other assets...............................................................               116                 88
                                                                                -------------      -------------

   Total assets............................................................     $     229,063      $     213,378
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations...............................     $           -      $         503
Current portion of long-term debt..........................................             1,000                  -
Accounts payable, trade....................................................             4,637              3,886
Accrued income taxes.......................................................                 -              1,523
Accrued compensation.......................................................             4,404              4,715
Accrued interest...........................................................             5,491              5,443
Accrued expenses...........................................................             4,681              3,908
                                                                                -------------      -------------

   Total current liabilities...............................................            20,213             19,978

Revolving loan.............................................................             7,700                  -
Term loan..................................................................             9,000                  -
Senior notes...............................................................           103,510            103,510
Deferred income taxes......................................................             2,142              2,357
Other non-current liabilities..............................................             1,968              1,863
                                                                                -------------      -------------

   Total liabilities.......................................................           144,533            127,708

Stockholder's equity
Common stock, $0.01 par 100,000 shares authorized;
   1,000 shares issued and outstanding.....................................                 -                  -
Additional paid-in capital.................................................           107,348            107,348
Accumulated deficit........................................................            (6,549)            (5,111)
Accumulated other comprehensive loss.......................................              (539)              (837)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                --------------     -------------

   Total stockholder's equity..............................................            84,530             85,670
                                                                                -------------      -------------

   Total liabilities and stockholder's equity..............................     $     229,063      $     213,378
                                                                                =============      =============




        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)




                                                              Three months ended                        Six months ended
                                                    -------------------------------------     -------------------------------------
                                                    December 31, 2001   December 31, 2000     December 31, 2001   December 31, 2000
                                                    -----------------   -----------------     -----------------   -----------------
                                                       (unaudited)         (unaudited)           (unaudited)         (unaudited)

Net sales.......................................        $  22,329           $  26,180             $  49,710           $  58,533
Cost of goods sold..............................           15,929              17,693                32,643              37,241
                                                        ---------           ---------             ---------           ---------

   Gross profit.................................            6,400               8,487                17,067              21,292

Selling, general and administrative expenses....            4,569               4,415                 8,764               8,933
Amortization of goodwill and other intangibles..            1,470               1,446                 2,916               2,865
                                                        ---------           ---------             ---------           ---------

   Income from operations.......................              361               2,626                 5,387               9,494

Other expenses:
   Interest expense to affiliate................                4                  68                     8                 181
   Interest expense other, net..................            3,034               3,276                 6,074               6,605
   Management fees and other, net...............               62                  63                   125                 125
                                                        ---------           ---------             ---------           ---------

   Income (loss) before income taxes and
     extraordinary gain.........................           (2,739)               (781)                 (820)              2,583

Income tax expense (benefit)....................             (599)                184                   618               1,964
                                                       ----------           ---------             ---------           ---------

   Income (loss) before extraordinary gain......           (2,140)               (965)               (1,438)                619

Extraordinary gain from early retirement of
   debt, net of tax.............................                -                 456                     -                 456
                                                        ---------           ---------             ---------           ---------

   Net income (loss)............................        $  (2,140)          $    (509)            $  (1,438)          $   1,075
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

                           AKI, INC., AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)



                                                                                             Accumulated
                                                                Additional                      Other       Carryover
                                              Common Stock        Paid-in     Accumulated   Comprehensive     Basis
                                            Shares   Dollars      Capital       Deficit         Loss        Adjustment     Total
                                            ------   -------      ------        -------         ----        ----------     -----

Balances, June 30, 2001 (unaudited).......   1,000   $   -      $   107,348    $ (5,111)      $   (837)     $  (15,730)  $  85,670

Net loss (unaudited)......................                                       (1,438)                                    (1,438)
Other comprehensive income, net of tax:
   Foreign currency translation
     adjustment (unaudited)...............                                                         298                         298
                                                                                                                         ---------

Comprehensive loss (unaudited)............                                                                                  (1,140)
                                            ------   -------    -----------    --------       --------      ----------   ---------

Balances, December 31, 2001 (unaudited)...   1,000   $   -      $   107,348    $ (6,549)      $   (539)     $  (15,730)  $  84,530
                                            ======   =======    ===========    ========       ========      ==========   =========




        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)



                                                                                           Six months ended
                                                                                 ---------------------------------------
                                                                                 December 31, 2001     December 31, 2000
                                                                                 -----------------     -----------------
                                                                                    (unaudited)           (unaudited)

Cash flows from operating activities
   Net income (loss)....................................................            $    (1,438)          $     1,075
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization of goodwill and other intangibles....                  5,258                 5,036
     Amortization of debt issuance cost.................................                    295                   297
     Deferred income taxes..............................................                   (215)                   (6)
     Gain from early retirement of debt.................................                      -                  (456)
     Other..............................................................                    403                  (305)
     Changes in operating assets and liabilities:
       Accounts receivable..............................................                  1,325                (1,896)
       Inventory........................................................                    320                   756
       Prepaid expenses, deferred charges and other assets..............                     43                  (377)
       Accounts payable and accrued expenses............................                 (2,885)               (2,065)
       Income taxes.....................................................                 (2,889)                1,128
                                                                                    -----------           -----------

         Net cash provided by operating activities......................                    217                 3,187
                                                                                    -----------           -----------

Cash flows from  investing activities
   Purchases of equipment...............................................                   (470)               (2,112)
   Patents..............................................................                    (46)                    -
   Payments for acquisition, net of cash acquired.......................                (19,053)                    -
                                                                                    -----------           -----------

         Net cash used in investing activities..........................                (19,569)               (2,112)
                                                                                    -----------           -----------

Cash flows from  financing activities
   Payments under capital leases........................................                   (503)                 (834)
   Repurchase of long-term debt.........................................                      -                (3,110)
   Net proceeds (repayments) on revolving loan..........................                  7,700                (1,450)
   Net proceeds on term loan............................................                 10,000                     -
   Payments of loan closing costs.......................................                   (605)                    -
   Net proceeds from promissory note to affiliate.......................                      -                 3,661
                                                                                    -----------           -----------

         Net cash provided by (used in) financing activities............                 16,592                (1,733)
                                                                                    -----------           -----------

Net decrease in cash and cash equivalents...............................                 (2,760)                 (658)
Cash and cash equivalents, beginning of period..........................                  4,654                 1,158
                                                                                    -----------           -----------

Cash and cash equivalents, end of period................................            $     1,894           $       500
                                                                                    ===========           ===========


Supplemental information
   Cash paid during the period for:
     Interest, other....................................................            $     5,609           $     6,388
     Interest to affiliate..............................................                      8                   174
     Income taxes.......................................................                  3,763                   866



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)


1.   BASIS OF PRESENTATION

          AKI, Inc. ("AKI") is the successor to Arcade Holding Corporation (the "Predecessor"), which was acquired by AHC I Acquisition, Corp. ("AHC") in December 1997. AHC was organized for the purpose of acquiring all of the equity interests of the Predecessor and subsequent to such acquisition, AHC contributed $1 and all of its ownership interest to AKI Holding Corp. ("Holding") for all of the outstanding equity of Holding. Accordingly, AKI is a wholly owned subsidiary of Holding, which is a wholly owned subsidiary of AHC.

          AKI is engaged in interactive multi-sensory advertising for consumer product companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee and Baltimore, Maryland facilities and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L.

     Acquisition of Color Prelude business

          On December 18, 2001, the Company, through a newly formed subsidiary, IST, Corp., acquired the business including certain assets and assumed certain liabilities of Color Prelude, Inc. (such business referred to hereafter as "CP"). CP manufactures interactive advertising and sampling products for cosmetic and consumer products companies. The acquisition complements the Company's product lines and the Company expects to increase domestic and international product sales through broader distribution and to reduce costs through certain economies of scale.

          The aggregate purchase price of CP was $19.1 million which was funded through cash and borrowings of approximately $18.0 million under the restated credit agreement. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining valuations of certain assets; thus the allocation of purchase price is subject to refinement.

                  Property and equipment..........................   $  7,871
                  Current assets..................................      5,731
                  Intangible assets...............................      8,946
                  Accounts payable and accrued expenses...........      3,494


          Goodwill totaling approximately $6,250 million will not be amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets. The results of operations are included in the financial statements since the date of acquisition. Pro forma results had CP been acquired at the beginning of fiscal 2001 are as follows:

                                                           Three months ended             Six months ended
                                                              December 31,                  December 31,
                                                              ------------                  -----------

                                                           2001           2000            2001           2000
                                                           ----           ----            ----           ----

Revenue............................................     $ 26,215       $ 29,990        $ 56,043       $ 64,958
Income (loss) before extraordinary items...........       (1,889)          (733)         (1,479)           610
Net income (loss)..................................       (1,889)          (277)         (1,479)         1,066




     Interim financial statements

          The interim consolidated condensed balance sheet at December 31, 2001 and the interim consolidated condensed statements of operations for the three and six months ended December 31, 2001 and 2000, the interim consolidated condensed statements of cash flows for the six months ended December 31, 2001 and 2000

                          AKI, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)


1.   BASIS OF PRESENTATION (continued)

     and the interim consolidated condensed statement of changes in stockholder's equity for the six months ended December 31, 2001 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2001 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     Reclassification

          Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   INVENTORY

          The following table details the components of inventory:

                                             December 31, 2001    June 30, 2001
                                             -----------------    -------------
                                                (unaudited)        (unaudited)
      Raw materials
          Paper..........................        $    2,490         $    1,796
          Other raw materials............             4,069              2,697
                                                 ----------         ----------
              Total raw materials........             6,559              4,493
       Work in process....................            1,875              1,837
                                                 ----------         ----------

       Total inventory....................       $    8,434         $    6,330
                                                 ==========         ==========

3.   RETIREMENT OF DEBT

          In fiscal 2001, AKI purchased $4,000 of AKI Senior Notes for $3,110. The notes were subsequently retired.

4.   AMENDED AND RESTATED CREDIT AGREEMENT

          On December 18, 2001, AKI amended and restated its credit agreement with Heller Financial, Inc. ("restated credit agreement"). The restated credit agreement provides for: (1) a $10.0 million term loan which matures on December 31, 2006 with varying quarterly principal installments beginning March 31, 2002 and (2) a revolving loan commitment up to a maximum of $20.0 million which expires December 31, 2006. Borrowings are limited to a borrowing base consisting of accounts receivable, inventory and property, plant and equipment which serve as collateral for the borrowings. Interest on amounts borrowed under the term loan and revolving loan accrue at a floating rate based upon either prime or LIBOR as elected by the Company. The initial rate of interest under the restated credit agreement was 125 basis points higher than the interest rate of the previous credit agreement. The Company is required to pay commitment fees on the unused portion of the revolving loan commitment.

                           AKI, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

5.   DERIVATIVE INSTRUMENTS

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

          AKI purchases and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in certain foreign currency exchange rates. The primary purpose of AKI's foreign currency hedging activities is to manage the short-term volatility associated with foreign currency purchases and sales in the normal course of business. AKI primarily utilizes foreign currency forward exchange contracts with maturities of less than six months, which do not meet hedge accounting criteria. At December 31, 2001 there were no forward exchange contracts outstanding.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Item 2 is presented with respect to both AKI Holding Corp. and AKI, Inc. As used within Item 2, the term "Company" refers to AKI Holding Corp. and its subsidiaries including AKI, Inc. ("AKI"), the term "Holding" refers to AKI Holding Corp. and the term "CP" refers to the business acquired from Color Prelude, Inc.

General

     Our sales are derived primarily through our multi-sensory, interactive marketing activities primarily from the sale of printed advertising materials with sampling systems and products to fragrance, cosmetics and consumer products companies, and also from creative services. Substantially all of our sales are made directly to our customers while a small portion are made through advertising agencies. Each of our customer's marketing programs is unique and pricing is negotiated based on estimated costs plus a margin. While our company and its customers generally do not enter into long-term contracts, we have long-standing relationships with the majority of our customer base.

Results of Operations

          Three Months Ended December 31, 2001 Compared to Three Months
                             Ended December 31, 2000

     Net Sales. Net sales for the three months ended December 31, 2001 decreased $3.9 million, or 14.9%, to $22.3 million, as compared to $26.2 million for the three months ended December 31, 2000. The decrease in net sales was primarily attributable to decreases in volume of domestic sales of sampling technologies for advertising and marketing of fragrance, cosmetic and consumer products partially offset by sales of sampling technologies for advertising and marketing of cosmetics by CP. We believe the decline of domestic sales is predominately attributable to the weak economic conditions in the United States, particularly in the advertising industry. We expect the significant decline in sales of our core products, experienced in our second fiscal quarter, to continue through the remainder of our fiscal year. We cannot predict if this trend will worsen or when sales may increase in the future. We believe, however, that the continuing decline in core product sales may be partially offset by sales of the CP products.

     Gross Profit. Gross profit for the three months ended December 31, 2001 decreased $2.1 million, or 24.7%, to $6.4 million, as compared to $8.5 million for three months ended December 31, 2000. Gross profit as a percentage of net sales decreased to 28.7% in the three months ended December 31, 2001, from 32.4% in the three months ended December 31, 2000. The decrease in gross profit and gross profit as a percentage of net sales is substantially due to the decrease in sales volume and changes in product mix partially offset by reduced premium labor and paper costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2001 increased $0.2 million, or 4.6%, to $4.6 million, as compared to $4.4 million for the three months ended December 31, 2000. Selling, general and administrative expenses as a percent of net sales increased to 20.6% in the three months ended December 30, 2001, from 16.8% in the three months ended December 31, 2000. The increase in selling, general and administrative expenses is primarily due to an increase in legal fees related to a patent infringement lawsuit brought by AKI and a bonus compensation payment related to the CP acquisition. These increased expenses were partially offset by a decrease in sales commissions. The increase in selling, general and administrative expenses as a percent of net sales was primarily due to the decrease in net sales described above.

     Income from Operations. Income from operations for the three months ended December 31, 2001 decreased $2.2 million, or 84.6%, to $0.4 million, as compared to $2.6 million for the three months ended December 31, 2000. Income from operations as a percentage of net sales decreased to 1.8% in the three months ended December 30, 2001, from 9.9% in the three months ended December 31, 2000. The decrease in income from operations and income from operations as a percentage of net sales is principally the result of the factors described above.

     Interest Expense. Interest expense for the three months ended December 31, 2001 decreased $0.3 million, or 7.1%, to $3.9 million, as compared to $4.2 million for the three months ended December 31, 2000. Interest expense as a percentage of net sales increased to 17.5% in the three months ended December 30, 2001, from 16.0% in the three months ended December 31, 2000. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to repurchased and retired Senior Discount Debentures and Senior Notes, reduced average borrowings under the revolving loan and the promissory note to a stockholder.

     Interest expense for AKI for the three months ended December 31, 2001 decreased $0.3 million, or 9.1%, to $3.0 million, as compared to $3.3 million for the three months ended December 31, 2000. Interest expense as a percentage of net sales increased to 13.5% in the three months ended December 31, 2001, from 12.6% in the three months ended December 31, 2000. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to repurchased and retired Senior Notes, and reduced average borrowings under the revolving loan and a promissory note to an affiliate.

     Income Tax Benefit. Income tax benefit for the three months ended December 31, 2001 increased $0.8 million to $0.9 million. The Company's effective tax rate, after consideration of non-deductible goodwill amortization, was 38.5% in the three months ended December 31, 2001, and 23.0% in the three months ended December 31, 2000.

     Income tax benefit for AKI for the three months ended December 31, 2001 increased $0.8 million to $0.6 million. AKI's effective tax rate, after consideration of non-deductible goodwill amortization, was 39% in the three months ended December 31, 2001 and 2000.

     Extraordinary Gain from Early Retirement of Debt. Extraordinary gain from early retirement of debt of $1.0 million for the three months ended December 31, 2000 resulted from the purchase and subsequent contribution of Senior Discount Debentures by AHC I Acquisition Corp. The contributed securities were subsequently retired.

     Extraordinary gain from early retirement of debt for AKI of $0.5 million for the three months ended December 31, 2000 resulted from the purchase of Senior Notes by AKI. The purchased securities were subsequently retired.

     EBITDA. EBITDA for the three months ended December 31, 2001 decreased $2.1 million, or 41.2%, to $3.0 million, as compared to $5.1 million for the three months ended December 31, 2000. The decrease in EBITDA principally reflects the decrease in gross profit and the increase in selling, general and administrative expenses discussed above. EBITDA as a percentage of net sales was 13.5% and 19.5% in the three months ended December 31, 2001 and 2000, respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles.

            Six Months Ended December 31, 2001 Compared to Six Months
                             Ended December 31, 2000

     Net Sales. Net sales for the six months ended December 31, 2001 decreased $8.8 million, or 15.0%, to $49.7 million as compared to $58.5 million for the six months ended December 31, 2000. The decrease was primarily attributable to decreases in volume of domestic sales of sampling technologies for advertising and marketing of fragrance, cosmetic and consumer products, partially offset by sales of sampling technologies for advertising and marketing of cosmetics by CP. We believe the decline in domestic sales is predominately attributable to the weak economic conditions in the United States, particularly in the advertising industry. We expect the significant decline in sales of our core products, experienced in our first and second fiscal quarters, to continue through the remainder of our fiscal year. We cannot predict if this trend will worsen or when sales may increase in the future. We believe, however, that the continuing decline in core product sales may be partially offset by sales of the CP products.

     Gross Profit. Gross profit for the six months ended December 31, 2001 decreased $4.2 million, or 19.7%, to $17.1 million as compared to $21.3 million for six months ended December 31, 2000. Gross profit as a percentage of net sales decreased to 34.4% in the six months ended December 31, 2001, from 36.4% in the six months ended December 31, 2000. The decrease in gross profit and gross profit as a percentage of net sales is substantially due to the decrease in sales volume and changes in product mix partially offset by reduced premium labor and paper costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 2001 decreased $0.1 million, or 1.1%, to $8.8 million as compared to $8.9 million for the six months ended December 31, 2000. The decrease in selling, general and administrative expenses was primarily due to a one-time severance charge in 2000, a decrease in personnel in 2001 and a decrease in sales commissions partially offset by an increase in legal fees related to a patent infringement lawsuit brought by AKI and a bonus compensation payment related to the CP acquisition. Selling, general and administrative expenses as a percent of net sales increased to 17.7% in the six months ended December 31, 2001 from 15.2% in the six months ended December 31, 2000, primarily due to the decrease in net sales.

     Income from Operations. Income from operations for the six months ended December 31, 2001 decreased $4.1 million, or 43.2%, to $5.4 million, as compared to $9.5 million for the six months ended December 31, 2000. Income from operations as a percentage of net sales decreased to 10.9% in the six months ended December 31, 2001, from 16.2% in six months ended December 31, 2000. The decrease in income from operations and income from operations as a percentage of net sales is principally the result of the factors described above.

     Interest Expense. Interest expense for the six months ended December 31, 2001 decreased $0.9 million, or 10.5%, to $7.7 million, as compared to $8.6 million for the six months ended December 31, 2000. Interest expense as a percentage of net sales increased to 15.5% in the six months ended December 31, 2001 from 14.7% in the six months ended December 31, 2000. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to the repurchased and retired Senior Discount Debentures and Senior Notes and reduced average borrowings under the revolving loan and the promissory note to a stockholder.

     Interest expense for AKI for the six months ended December 31, 2001 decreased $0.7 million, or 10.3%, to $6.1 million, as compared to $6.8 million for the six months ended December 31, 2000. Interest expense as a percentage of net sales increased to 12.3% in the six months ended December 31, 2001, from 11.6% in the six months ended December 31, 2000. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to the repurchased and retired Senior Notes and reduced average borrowings under the revolving loan and a promissory note to an affiliate.

     Income Tax Expense. Income tax expense for the six months ended December 31, 2001 decreased $1.3 million to $0.1 million. The Company's effective tax rate, after consideration of non-deductible goodwill amortization, was 53.1% in the six months ended December 31, 2001 and 43.4% in the six months ended December 31, 2000.

     Income tax  expense  for AKI for the six months  ended  December  31,  2001 decreased $1.4 million to $0.6 million. AKI's effective tax rate, after consideration of non-deductible goodwill amortization, was 39.0% in the six months ended December 31, 2001 and 2000.

     Extraordinary Gain from Early Retirement of Debt. Extraordinary gain from early retirement of debt of $1.0 million for the six months ended December 31, 2000 resulted from the purchase and subsequent contribution of Senior Discount Debentures by AHC I Acquisition Corp. The contributed securities were subsequently retired.

     Extraordinary gain from early retirement of debt for AKI of $0.5 million for the six months ended December 31, 2000 resulted from the purchase of Senior Notes by AKI. The purchased securities were subsequently retired.

     EBITDA. EBITDA for the six months ended December 31, 2001 decreased $3.9 million, or 26.9%, to $10.6 million as compared to $14.5 million for the six months ended December 31, 2000. The decrease in EBITDA principally reflects the decrease in gross profit partially offset by the decrease in selling, general and administrative expenses discussed above. EBITDA as a percentage of net sales was 21.3% and 24.8% in the six months ended December 31, 2001 and 2000 respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles.

Liquidity and Capital Resources

     We have substantial indebtedness and significant debt service obligations. As of December 31, 2001, we had consolidated indebtedness in an aggregate amount of $146.7 million (excluding trade payables, accrued liabilities, deferred taxes and other non-current liabilities), of which approximately $25.5 million was a direct obligation of Holding relating to its debentures and approximately $121.2 million was a direct obligation of AKI relating to its notes, term loan and revolving loan. Borrowings at December 31, 2001 included $7.7 million under the revolving loan and $10.0 million under the term loan that were incurred to acquire CP. At December 31, 2001 we had $12.3 million available under the revolving loan. At December 31, 2001, AKI also had $23.3 million in additional outstanding liabilities (including trade payables, accrued liabilities, deferred taxes and other non-current liabilities).

     Holding's principal liquidity requirements are for debt service requirements under the debentures. AKI's principal liquidity requirements are for debt service requirements and fees under the notes, term loan and revolving loan. Historically, we have funded our capital, debt service and operating requirements with a combination of net cash provided by operating activities, together with borrowings under the revolving loan and promissory note to affiliate. During the six months ended December 31, 2001, cash totaling $0.2 million was provided by operating activities resulting from net income before depreciation and amortization and a decrease in accounts receivable, partially offset by decreases in accounts payable and accrued expenses and accrued income taxes. During the six months ended December 31, 2000, cash totaling $3.2 million was provided by operating activities resulting from net income before depreciation and amortization, a decrease in inventory and an increase in accrued income tax, partially offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses.

     On December 18, 2001 we amended and restated our credit agreement with Heller Financial, Inc. ("restated credit agreement"). The restated credit agreement provides for: (1) a $10.0 million term loan which matures on December 31, 2006 with varying quarterly principal installments beginning March 31, 2002 and (2) a revolving loan commitment up to a maximum of $20.0 million which expires December 31, 2006. Borrowings are limited to a borrowing base consisting of accounts receivable, inventory and property, plant and equipment which serve as collateral for the borrowings. Interest on amounts borrowed under the term loan and revolving loan accrue at a floating rate based upon either prime or LIBOR. The initial rate of interest under the restated credit agreement was 125 basis points higher than the interest rate of the previous credit agreement. The Company is required to pay commitment fees on the unused portion of the revolving loan commitment.

     In the six months ended December 31, 2001 and 2000, we had capital expenditures of approximately $0.5 million and $2.1 million, respectively. These capital expenditures consisted primarily of the purchase of manufacturing equipment and upgrading our computer systems.

     On December 18, 2001, we acquired, through a newly formed subsidiary, IST, Corp., CP for an aggregate purchase price of approximately $19.1 million. The purchase price was financed by borrowings under the restated credit agreement.

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

     As of December 31, 2001, AKI had purchased and retired $4.0 million of AKI Senior Notes originally issued in 1998.

     Capital expenditures for the six months ending June 30, 2002 are currently estimated to be approximately $2.0 million. Based on borrowings outstanding as of December 31, 2001, we expect total cash payments for debt service for the six months ending June 30, 2002 to be approximately $6.5 million, consisting of $5.4 million in interest payments of the notes, $0.5 million in principal payments under the term loan, $0.3 million in interest payments under the term loan and $0.3 million in interest and fees under the revolving loan. We also expect to make royalty payments of approximately $0.3 million during the six months ending June 30, 2002.

     At December 31, 2001, Holding's cash and cash equivalents and net working capital were $1.9 million and $12.6 million, respectively, representing a decrease in cash and cash equivalents of $2.8 million and an increase in net working capital of $2.4 million from June 30, 2001. Account receivables, net, at December 31, 2001 increased 10.6% or $1.9 million over the June 30, 2001 amount as a result of the CP acquisition.

Seasonality

     Our sales and operating results have historically reflected seasonal variations. Such seasonal variations are based on the timing of our customers' advertising campaigns and product launches, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. As a result, a higher level of sales are reflected in our first and third fiscal quarters ended September 30 and March 31 when sales from such advertising campaigns are principally recognized. These seasonal fluctuations require us to accurately allocate our resources to manage our manufacturing capacity, which often operates at full capacity during peak seasonal demand periods.

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

Forward-Looking Statements

     The information provided in this document contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance or achievements of our company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: the possible trend of customers decreasing their use of our products; economic conditions in general and in our market areas, specifically the advertising market; our significant indebtedness; integration of the CP acquisition; the competitive environment in the sampling industry in general and in our specific market areas; changes in prevailing interest rates; inflation; changes in cost of goods and services; changes in or failure to comply with postal regulations or other federal, state and/or local government regulations; liability and other claims asserted against us; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; labor disturbances; changes in our capital expenditure plans; and other factors. We also advise you to read the section entitled "Risk Factors" in the Company's annual report on Form 10K filed with the SEC on September 18, 2001.

     In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risk, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "should," "seeks," "pro forma," "anticipates," "intends" or the negative of any such word, or other variations or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this document to reflect future events or developments.



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

     We periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At December 31, 2001, there were no forward exchange contracts outstanding.


                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               None


         (b)   Reports on Form 8-K

               On December 26, 2001, AKI Holding Corp. filed a Form 8-K reporting the acquisition of substantially all of the assets and the assumption of certain liabilities of Color Prelude, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AKI HOLDING CORP.

Date:  February 14, 2002          By:      /s/ Kenneth A. Budde
                                           -----------------------------------
                                           Kenneth A. Budde
                                           Senior Vice President &
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                  AKI, INC.

Date:  February 14, 2002          By:      /s/ Kenneth A. Budde
                                           -----------------------------------
                                           Kenneth A. Budde
                                           Senior Vice President &
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)