Form 10-Q
period 2002-03-31
AKI INC; AKI HOLDING CORP
filed 2002-05-15
CIK 1067549, 1067550

FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (X) Yes ( ) No

As of April 30, 2002, 1,000 shares of common stock of AKI Holding Corp., $.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $.01 par value, were outstanding.

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

                      -   March 31, 2002
                      -   June 30, 2001

                      Consolidated Condensed Statements of Operations

                      -   Three months ended March 31, 2002
                      -   Three months ended March 31, 2001
                      -   Nine months ended March 31, 2002
                      -   Nine months ended March 31, 2001

                      Consolidated Condensed Statement of Changes in Stockholder's Equity

                      -   Nine months ended March 31, 2002

                      Consolidated Condensed Statements of Cash Flows

                      -   Nine months ended March 31, 2002
                      -   Nine months ended March 31, 2001

                      Notes to Consolidated Condensed Financial Statements

                  AKI, Inc. and Subsidiaries

                      Consolidated Condensed Balance Sheet

                      -   March 31, 2002
                      -   June 30, 2001

                      Consolidated Condensed Statements of Operations

                      -   Three months ended March 31, 2002
                      -   Three months ended March 31, 2001
                      -   Nine months ended March 31, 2002
                      -   Nine months ended March 31, 2001

                      Consolidated Condensed Statement of Changes in Stockholder's Equity

                      -   Nine months ended March 31, 2002

                      Consolidated Condensed Statements of Cash Flows

                      -   Nine months ended March 31, 2002
                      -   Nine months ended March 31, 2001

                      Notes to Consolidated Condensed Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                       AKI HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (dollars in thousands, except share and per share information)



                                                                                  March 31,           June 30,
                                                                                    2002                2001
                                                                                -------------      -------------
                                                                                 (unaudited)         (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       1,344      $       4,654
Accounts receivable, net...................................................            29,594             18,020
Inventory..................................................................             9,219              6,330
Prepaid expenses...........................................................               688                492
Deferred income taxes......................................................               770                770
                                                                                -------------      -------------

   Total current assets....................................................            41,615             30,266

Property, plant and equipment, net.........................................            20,840             15,778
Goodwill, net..............................................................           159,979            157,334
Other intangible assets, net...............................................             8,669              6,337
Deferred charges, net......................................................             4,553              4,381
Deferred income taxes......................................................             1,134                  -
Other assets...............................................................               177                 88
                                                                                -------------      -------------

   Total assets............................................................     $     236,967      $     214,184
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations...............................     $           -      $         503
Current portion of long-term debt..........................................             1,188                  -
Accounts payable, trade....................................................             6,350              3,886
Accrued income taxes.......................................................               636              1,642
Accrued compensation.......................................................             4,809              4,715
Accrued interest...........................................................             2,842              5,443
Accrued expenses...........................................................             4,524              3,908
                                                                                -------------      -------------

   Total current liabilities...............................................            20,349             20,097

Revolving loan.............................................................            11,450                  -
Term loan..................................................................             8,562                  -
Senior notes...............................................................           103,510            103,510
Promissory note to affiliate...............................................               350                  -
Senior discount debentures.................................................            26,394             23,926
Deferred income taxes......................................................                 -                 19
Other non-current liabilities..............................................             2,020              1,863
                                                                                -------------      -------------

   Total liabilities.......................................................           172,635            149,415

Stockholder's equity
Common stock, $0.01 par 1,000 shares authorized;
    1,000 shares issued and outstanding....................................                 -                  -
Additional paid-in capital.................................................            93,656             93,656
Accumulated deficit........................................................           (12,842)           (12,320)
Accumulated other comprehensive loss.......................................              (752)              (837)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                --------------     -------------

   Total stockholder's equity..............................................            64,332             64,769
                                                                                -------------      -------------


   Total liabilities and stockholder's equity..............................     $     236,967      $     214,184
                                                                                =============      =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)




                                                           Three months ended                    Nine months ended
                                                   ---------------------------------    ---------------------------------
                                                   March 31, 2002     March 31, 2001    March 31, 2002     March 31, 2001
                                                   --------------     --------------    --------------     --------------
                                                     (unaudited)       (unaudited)        (unaudited)        (unaudited)

Net sales........................................     $  35,472          $  33,093         $  85,182          $  91,626
Cost of goods sold...............................        20,357             19,328            53,000             56,569
                                                      ---------          ---------         ---------          ---------

   Gross profit..................................        15,115             13,765            32,182             35,057

Selling, general and administrative expenses.....         5,018              5,021            13,782             13,954
Amortization of goodwill and other intangibles...         1,679              1,446             4,595              4,311
                                                      ---------          ---------         ---------          ---------

   Income from operations........................         8,418              7,298            13,805             16,792

Other expenses:
   Interest expense to stockholder...............             1                 91                 9                272
   Interest expense other, net...................         4,181              4,178            11,909             12,645
   Management fees and other, net................            57                 63               182                188
                                                      ---------          ---------         ---------          ---------

   Income before income taxes and
     extraordinary gain..........................         4,179              2,966             1,705              3,687

Income tax expense...............................         2,150              1,665             2,227              3,020
                                                      ---------          ---------         ---------          ---------

   Income (loss) before extraordinary gain.......         2,029              1,301              (522)               667

Extraordinary gain from early retirement of
debt, net of tax.................................             -                411                 -              1,361
                                                      ---------          ---------         ---------          ---------

   Net income (loss).............................     $   2,029          $   1,712         $    (522)         $   2,028
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



                                                                                             Accumulated
                                                                 Additional                     Other       Carryover
                                               Common Stock       Paid-in     Accumulated   Comprehensive     Basis
                                             Shares   Dollars     Capital       Deficit          Loss       Adjustment      Total
                                             ------   -------     -------       -------          ----       ----------      -----


Balances, June 30, 2001 (unaudited)......    1,000    $     -    $   93,656   $  (12,320)     $   (837)     $  (15,730)    $ 64,769

Net loss (unaudited).....................                                           (522)                                      (522)

Other comprehensive income, net of tax:
   Foreign currency translation
     adjustment (unaudited)..............                                                           85                           85
                                                                                                                           --------

Comprehensive loss (unaudited)...........                                                                                      (437)
                                             -----    -------    ----------   ----------      --------      ----------     --------

Balances, March 31, 2002 (unaudited).....    1,000    $     -    $   93,656   $  (12,842)     $   (752)     $  (15,730)    $ 64,332
                                             =====    =======    ==========   ==========      ========      ==========     ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)



                                                                                        Nine months ended
                                                                               ------------------------------------
                                                                               March 31, 2002        March 31, 2001
                                                                               --------------        --------------
                                                                                 (unaudited)           (unaudited)

Cash flows from operating activities
   Net income (loss)....................................................        $      (522)          $     2,028
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization of goodwill and other intangibles....              8,378                 7,568
     Amortization of debt discount......................................              2,468                 2,732
     Amortization of debt issuance costs................................                433                   497
     Deferred income taxes..............................................             (1,153)                 (879)
     Gain from early retirement of debt.................................                  -                (1,361)
     Other..............................................................                180                   108
     Changes in operating assets and liabilities:
       Accounts receivable..............................................             (8,339)               (8,808)
       Inventory........................................................               (465)                  446
       Prepaid expenses, deferred charges and other assets..............               (152)                 (380)
       Accounts payable and accrued expenses............................             (3,571)               (1,744)
       Income taxes.....................................................             (1,006)                1,038
                                                                                -----------           -----------

         Net cash provided by (used in) operating activities............             (3,749)                1,245
                                                                                -----------           -----------

Cash flows from investing activities
   Purchases of equipment...............................................               (888)               (2,436)
   Patents..............................................................                (62)                    -
   Payments for acquisition of business, net of cash acquired...........            (19,053)                    -
                                                                                -----------           -----------

         Net cash used in investing activities..........................            (20,003)               (2,436)
                                                                                -----------           -----------

Cash flows from financing activities
   Payments under capital leases .......................................               (503)                 (840)
   Repurchase of long-term debt.........................................                  -                (3,110)
   Net proceeds on revolving loan.......................................             11,450                 3,125
   Net proceeds on term loan............................................              9,750                     -
   Payments of loan closing costs.......................................               (605)                    -
   Net proceeds from promissory note to stockholder.....................                350                 2,904
                                                                                -----------           -----------

         Net cash provided by financing activities......................             20,442                 2,079
                                                                                -----------           -----------

Net increase (decrease) in cash and cash equivalents....................             (3,310)                  888
Cash and cash equivalents, beginning of period..........................              4,654                 1,158
                                                                                -----------           -----------

Cash and cash equivalents, end of period................................        $     1,344           $     2,046
                                                                                ===========           ===========

Supplemental information
  Cash paid during the period for:
    Interest, other.....................................................        $    11,297           $    12,125
    Interest to stockholder.............................................                  8                   230
    Income taxes........................................................              4,479                 2,836

Significant non-cash activities
  Contribution of equity and retirement of senior discount debentures...        $         -           $     2,071




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

          Goodwill totaling approximately $6,250 will not be amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142
     - Goodwill and Other Intangible Assets. The results of operations are included in the financial statements since the date of acquisition. Pro forma results had CP been acquired at the beginning of fiscal 2001 are as follows:



                                                             Three months ended              Nine months ended
                                                                 March 31,                       March 31,
                                                                 ---------                       ---------
                                                            2002            2001           2002            2001
                                                            ----            ----           ----            ----

    Revenue  ...................................       $   35,472      $   35,332      $   91,515     $  100,290
    Income (loss) before extraordinary items....            2,029           1,175            (563)           532
    Net income (loss)...........................            2,029           1,586            (563)         1,893




     Interim financial statements

          The interim consolidated condensed balance sheet at March 31, 2002 and the interim consolidated condensed statements of operations for the three and nine months ended March 31, 2002 and 2001, the interim consolidated condensed statements of cash flows for the nine months ended March 31, 2002 and 2001 and the

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION (continued)

     interim consolidated condensed statement of changes in stockholder's equity for the nine months ended March 31, 2002 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2001 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     Reclassification

          Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   INVENTORY

          The following table details the components of inventory:

                                          March 31, 2002         June 30, 2001
                                          --------------         -------------
                                           (unaudited)            (unaudited)
     Raw materials
       Paper..........................     $     1,875            $    1,796
       Other raw materials............           3,956                 2,697
                                           -----------            ----------
         Total raw materials..........           5,831                 4,493
     Work in process..................           3,388                 1,837
                                           -----------            ----------

     Total inventory..................     $     9,219            $    6,330
                                           ===========            ==========

3.   RETIREMENT OF DEBT

          On April 17, 2002, Holding purchased $11,054 of Holding Senior Discount Debentures for $6,804. The purchase price was funded through a distribution received from AKI.

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

5.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

          The following condensed balance sheets at March 31, 2002 and June 30, 2001 and condensed statements of operations, changes in stockholder's equity and cash flows for the nine months ended March 31, 2002 and 2001 for Holding have been prepared on the equity basis of accounting and should be read in conjunction with the consolidated statements and notes thereto.

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

5.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                                  BALANCE SHEET



                                                                      March 31, 2002         June 30, 2001
                                                                      --------------         -------------
                                                                        (unaudited)           (unaudited)

     Assets
     Investment in subsidiaries...............................         $   103,415           $   102,237
     Deferred charges.........................................                 744                   806
     Deferred income taxes....................................               3,168                 2,338
                                                                       -----------           -----------

         Total assets.........................................         $   107,327           $   105,381
                                                                       ===========           ===========

     Liabilities
     Accrued income taxes.....................................         $       119           $       119
     Senior discount debentures...............................              26,394                23,926
                                                                       -----------           -----------

         Total liabilities....................................              26,513                24,045
                                                                       -----------           -----------

     Stockholder's equity
     Common Stock, $0.01 par value, 1,000 shares authorized
       1,000 shares issued and outstanding....................                   -                     -
     Additional paid-in capital...............................              93,656                93,656
     Accumulated deficit......................................             (12,842)              (12,320)
                                                                       ------------          -----------

         Total stockholder's equity...........................              80,814                81,336
                                                                       -----------           -----------

         Total liabilities and stockholder's equity...........         $   107,327           $   105,381
                                                                       ===========           ===========




                             STATEMENT OF OPERATIONS



                                                                                       Nine months ended
                                                                             ------------------------------------
                                                                             March 31, 2002        March 31, 2001
                                                                             --------------        --------------
                                                                              (unaudited)           (unaudited)

     Equity in net income of subsidiaries............................         $     1,178           $     3,007
     Interest expense................................................               2,530                 2,800
                                                                              -----------           -----------

         Income (loss) before income taxes and extraordinary gain....              (1,352)                  207

     Income tax benefit..............................................                (830)                 (916)
                                                                              -----------           -----------

         Income (loss) before extraordinary gain.....................                (522)                1,123

     Extraordinary gain from early retirement of debt................                   -                   905
                                                                              -----------           -----------

         Net income (loss) ..........................................         $      (522)          $     2,028
                                                                              ===========           ===========



                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

5.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                Additional
                                                          Common Stock           Paid-in       Accumulated
                                                       Shares       Amount       Capital         Deficit          Total
                                                       ------       ------       -------         -------          -----

     Balances, June 30, 2001 (unaudited)...........      1,000    $       -     $   93,656     $   (12,320)   $    81,336

     Net loss (unaudited)..........................                                                   (522)          (522)
                                                       -------    ---------     ----------     -----------    -----------

     Balances, March 31, 2002 (unaudited)..........      1,000    $       -     $   93,656     $   (12,842)   $    80,814
                                                       =======    =========     ==========     ===========    ===========




                             STATEMENT OF CASH FLOWS



                                                                                        Nine months ended
                                                                                ------------------------------------
                                                                                March 31, 2002        March 31, 2001
                                                                                --------------        --------------
                                                                                  (unaudited)           (unaudited)

     Cash flows from operating activities
       Net income (loss).................................................         $      (522)          $     2,028
         Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
              Net change in investment in subsidiaries...................              (1,178)               (3,007)
              Amortization of debt discount..............................               2,468                 2,732
              Amortization of debt issuance costs........................                  62                    68
              Deferred income taxes......................................                (830)                 (916)
              Gain from early retirement of debt.........................                   -                  (905)
                                                                                  -----------           -----------

               Net cash provided by (used in) operating activities.......                   -                     -
                                                                                  -----------           -----------

     Net increase (decrease) in cash and cash equivalents................                   -                     -
     Cash and cash equivalents, beginning of period......................                   -                     -
                                                                                  -----------           -----------

     Cash and cash equivalents, end of period...........................          $         -           $         -
                                                                                  ===========           ===========


     Significant non-cash activities
       Contribution of equity and retirement of senior discount
         debentures.....................................................          $         -           $     2,071



                           AKI, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (dollars in thousands, except share and per share information)



                                                                                  March 31,           June 30,
                                                                                    2002                2001
                                                                                -------------      -------------
                                                                                 (unaudited)         (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       1,344      $       4,654
Accounts receivable, net...................................................            29,594             18,020
Inventory..................................................................             9,219              6,330
Prepaid expenses...........................................................               688                492
Deferred income taxes......................................................               770                770
                                                                                -------------      -------------

   Total current assets....................................................            41,615             30,266

Property, plant and equipment, net.........................................            20,840             15,778
Goodwill, net..............................................................           159,979            157,334
Other intangible assets, net...............................................             8,669              6,337
Deferred charges, net......................................................             3,809              3,575
Other assets...............................................................               177                 88
                                                                                -------------      -------------

   Total assets............................................................     $     235,089      $     213,378
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations...............................     $           -      $         503
Current portion of long-term debt..........................................             1,188                  -
Accounts payable, trade....................................................             6,350              3,886
Accrued income taxes.......................................................               517              1,523
Accrued compensation.......................................................             4,809              4,715
Accrued interest...........................................................             2,842              5,443
Accrued expenses...........................................................             4,524              3,908
                                                                                -------------      -------------

   Total current liabilities...............................................            20,230             19,978

Revolving loan.............................................................            11,450                  -
Term loan..................................................................             8,562                  -
Senior notes...............................................................           103,510            103,510
Promissory note to affiliate...............................................               350                  -
Deferred income taxes......................................................             2,034              2,357
Other non-current liabilities..............................................             2,020              1,863
                                                                                -------------      -------------

   Total liabilities.......................................................           148,156            127,708

Stockholder's equity
Common stock, $0.01 par 100,000 shares authorized;
   1,000 shares issued and outstanding.....................................                 -                  -
Additional paid-in capital.................................................           107,348            107,348
Accumulated deficit........................................................            (3,933)            (5,111)
Accumulated other comprehensive loss.......................................              (752)              (837)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                --------------     -------------

   Total stockholder's equity..............................................            86,933             85,670
                                                                                -------------      -------------

   Total liabilities and stockholder's equity..............................     $     235,089      $     213,378
                                                                                =============      =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)



                                                           Three months ended                    Nine months ended
                                                   ---------------------------------    ---------------------------------
                                                   March 31, 2002     March 31, 2001    March 31, 2002     March 31, 2001
                                                   --------------     --------------    --------------     --------------
                                                     (unaudited)       (unaudited)        (unaudited)        (unaudited)

Net sales........................................     $  35,472          $  33,093         $  85,182          $  91,626
Cost of goods sold...............................        20,357             19,328            53,000             56,569
                                                      ---------          ---------         ---------          ---------

   Gross profit..................................        15,115             13,765            32,182             35,057

Selling, general and administrative expenses.....         5,018              5,021            13,782             13,954
Amortization of goodwill and other intangibles...         1,679              1,446             4,595              4,311
                                                      ---------          ---------         ---------          ---------

   Income from operations........................         8,418              7,298            13,805             16,792

Other expenses:
   Interest expense to affiliate.................             1                 91                 9                272
   Interest expense other, net...................         3,305              3,240             9,379              9,845
   Management fees and other, net................            57                 63               182                188
                                                      ---------          ---------         ---------          ---------

   Income before income taxes and
     extraordinary gain..........................         5,055              3,904             4,235              6,487

Income tax expense...............................         2,439              1,972             3,057              3,936
                                                      ---------          ---------         ---------          ---------

   Income before extraordinary gain..............         2,616              1,932             1,178              2,551

Extraordinary gain from early retirement of
debt, net of tax.................................             -                  -                 -                456
                                                      ---------          ---------         ---------          ---------

   Net income....................................     $   2,616          $   1,932         $   1,178          $   3,007
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

                           AKI, INC., AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)



                                                                                             Accumulated
                                                                 Additional                     Other       Carryover
                                               Common Stock       Paid-in     Accumulated   Comprehensive     Basis
                                             Shares   Dollars     Capital       Deficit          Loss       Adjustment      Total
                                             ------   -------     -------       -------          ----       ----------      -----

Balances, June 30, 2001 (unaudited)......    1,000    $     -    $  107,348   $   (5,111)     $   (837)     $  (15,730)    $ 85,670

Net income (unaudited)...................                                          1,178                                      1,178

Other comprehensive income, net of tax:
   Foreign currency translation
     adjustment (unaudited)..............                                                           85                           85
                                                                                                                           --------

Comprehensive income (unaudited).........                                                                                     1,263
                                             -----    -------    ----------   ----------      --------      ----------     --------

Balances, March 31, 2002 (unaudited).....    1,000    $     -    $  107,348   $   (3,933)     $   (752)     $  (15,730)    $ 86,933
                                             =====    =======    ==========   ==========      ========      ==========     ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)



                                                                                        Nine months ended
                                                                               ------------------------------------
                                                                               March 31, 2002        March 31, 2001
                                                                               --------------        --------------
                                                                                 (unaudited)           (unaudited)

Cash flows from operating activities
   Net income...........................................................        $     1,178           $     3,007
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of goodwill and other intangibles....              8,378                 7,568
     Amortization of debt issuance cost.................................                371                   429
     Deferred income taxes..............................................               (323)                   37
     Gain from early retirement of debt.................................                  -                  (456)
     Other..............................................................                180                   108
     Changes in operating assets and liabilities:
       Accounts receivable..............................................             (8,339)               (8,808)
       Inventory........................................................               (465)                  446
       Prepaid expenses, deferred charges and other assets..............               (152)                 (380)
       Accounts payable and accrued expenses............................             (3,571)               (1,744)
       Income taxes.....................................................             (1,006)                1,038
                                                                                -----------           -----------

         Net cash provided by (used in) operating activities............             (3,749)                1,245
                                                                                -----------           -----------

Cash flows from investing activities
   Purchases of equipment...............................................               (888)               (2,436)
   Patents..............................................................                (62)                    -
   Payments for acquisition of business, net of cash acquired...........            (19,053)                    -
                                                                                -----------           -----------

         Net cash used in investing activities..........................            (20,003)               (2,436)
                                                                                -----------           -----------

Cash flows from financing activities
   Payments under capital leases........................................               (503)                 (840)
   Repurchase of long-term debt.........................................                  -                (3,110)
   Net proceeds on revolving loan.......................................             11,450                 3,125
   Net proceeds on term loan............................................              9,750                     -
   Payments of loan closing costs.......................................               (605)                    -
   Net proceeds from promissory note to affiliate.......................                350                 2,904
                                                                                -----------            ----------

         Net cash provided by financing activities......................             20,442                 2,079
                                                                                -----------            ----------

Net increase (decrease) in cash and cash equivalents....................             (3,310)                  888
Cash and cash equivalents, beginning of period..........................              4,654                 1,158
                                                                                -----------            ----------

Cash and cash equivalents, end of period................................         $    1,344            $    2,046
                                                                                ===========            ==========


Supplemental information
  Cash paid during the period for:
    Interest, other.....................................................         $   11,297            $   12,125
    Interest to affiliate...............................................                  8                   230
    Income taxes........................................................              4,479                 2,836




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

          Goodwill totaling approximately $6,250 will not be amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142
     - Goodwill and Other Intangible Assets. The results of operations are included in the financial statements since the date of acquisition. Pro forma results had CP been acquired at the beginning of fiscal 2001 are as follows:



                                                             Three months ended              Nine months ended
                                                                 March 31,                       March 31,
                                                                 ---------                       ---------

                                                            2002            2001           2002            2001
                                                            ----            ----           ----            ----

    Revenue  ...................................       $   35,472      $   35,332      $   91,515     $  100,290
    Income before extraordinary items...........            2,616           1,806           1,137          2,416
    Net income..................................            2,616           1,806           1,137          2,872




     Interim financial statements

          The interim consolidated condensed balance sheet at March 31, 2002 and the interim consolidated condensed statements of operations for the three and nine months ended March 31, 2002 and 2001, the interim consolidated condensed statements of cash flows for the nine months ended March 31, 2002 and 2001 and the

                           AKI, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)


1.   BASIS OF PRESENTATION (continued)

     interim consolidated condensed statement of changes in stockholder's equity for the nine months ended March 31, 2002 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2001 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     Reclassification

          Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   INVENTORY

          The following table details the components of inventory:

                                          March 31, 2002         June 30, 2001
                                          --------------         -------------
                                           (unaudited)            (unaudited)
     Raw materials
       Paper..........................     $     1,875           $     1,796
       Other raw materials............           3,956                 2,697
                                           -----------           -----------
         Total raw materials..........           5,831                 4,493
     Work in process..................           3,388                 1,837
                                           -----------            ----------

     Total inventory..................     $     9,219           $     6,330
                                           ===========           ===========

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

5.   DISTRIBUTION

          On April 17, 2002, AKI paid a distribution of $6,804 to Holding to fund the purchase of Holding Senior Discount Debentures. The distribution was funded through borrowings under the amended and restated credit agreement.

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

Results of Operations

 Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2002

     Net Sales. Net sales for the three months ended March 31, 2002 increased $2.4 million, or 7.3%, to $35.5 million, as compared to $33.1 million for the three months ended March 31, 2001. The increase in net sales was primarily attributable to sales of sampling technologies for advertising and marketing of cosmetics by CP partially offset by a decrease in volume and competitive price pressure of domestic sales of sampling technologies for advertising and marketing of fragrance products. We believe the decline of domestic sales is predominately attributable to the weak economic conditions in the United States, particularly in the advertising industry. We expect the significant decline in sales of our core products, experienced in our third fiscal quarter, to continue through the remainder of our fiscal year. We cannot predict if this trend will worsen or when sales may increase in the future. We believe, however, that the continuing decline in core product sales may be partially offset by sales of the CP products.

     Gross Profit. Gross profit for the three months ended March 31, 2002 increased $1.3 million, or 9.4%, to $15.1 million, as compared to $13.8 million for three months ended March 31, 2001. Gross profit as a percentage of net sales increased to 42.5% in the three months ended March 31, 2002, from 41.7% in the three months ended March 31, 2001. The increase in gross profit and gross profit as a percentage of net sales is primarily due to the increase in sales volume, changes in product mix and reduced premium labor and paper costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2002 was $5.0 million as compared to $5.0 million for the three months ended March 31, 2001. Selling, general and administrative expenses as a percent of net sales decreased to 14.1% in the three months ended March 31, 2002, from 15.1% in the three months ended March 31, 2001. Increases in selling, general and administrative expenses primarily due to an increase in legal fees related to a patent infringement lawsuit brought by AKI and expenses related to the CP operations were offset by a decrease in sales commissions and incentive bonuses and gains on foreign exchange transactions. The decrease in selling, general and administrative expenses as a percent of net sales was primarily due to the increase in net sales described above.

     Income from Operations. Income from operations for the three months ended March 31, 2002 increased $1.1 million, or 15.1%, to $8.4 million, as compared to $7.3 million for the three months ended March 31, 2001. Income from operations as a percentage of net sales increased to 23.7% in the three months ended March 31, 2002, from 22.1% in the three months ended March 31, 2001. The increase in income from operations and income from operations as a percentage of net sales is principally the result of the factors described above.

     Interest Expense. Interest expense for the three months ended March 31, 2002 decreased $0.1 million, or 2.3%, to $4.2 million, as compared to $4.3 million for the three months ended March 31, 2001. Interest expense as a percentage of net sales decreased to 11.8% in the three months ended March 31, 2002, from 13.0% in the three months ended March 31, 2001 primarily due to the increase in net sales.

     Interest expense for AKI for the three months ended March 31, 2002 was $3.3 million as compared to $3.3 million for the three months ended March 31, 2001. Interest expense as a percentage of net sales decreased to 9.3% in the three months ended March 31, 2002, from 10.0% in the three months ended March 31, 2001 due to the increase in net sales.

     Income Tax Expense. Income tax expense for the three months ended March 31, 2002 increased $0.5 million to $2.2 million. The Company's effective tax rate, after consideration of non-deductible goodwill amortization, was 39.1% in the three months ended March 31, 2002, and 39.9% in the three months ended March 31, 2001.

     Income tax expense for AKI for the three months ended March 31, 2002 increased $0.4 million to $2.4 million. AKI's effective tax rate, after consideration of non-deductible goodwill amortization, was 39% in the three months ended March 31, 2002 and 2001.

     Extraordinary Gain from Early Retirement of Debt. Extraordinary gain from early retirement of debt of $0.4 million for the three months ended March 31, 2001 resulted from the purchase and subsequent contribution of Senior Discount Debentures by AHC I Acquisition Corp. The contributed securities were subsequently retired.

     EBITDA. EBITDA for the three months ended March 31, 2002 increased $1.7 million, or 17.4%, to $11.5 million, as compared to $9.8 million for the three months ended March 31, 2001. The increase in EBITDA principally reflects the increase in gross profit discussed above. EBITDA as a percentage of net sales was 32.4% and 29.6% in the three months ended March 31, 2002 and 2001, respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles.

  Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2002

     Net Sales. Net sales for the nine months ended March 31, 2002 decreased $6.4 million, or 7.0%, to $85.2 million as compared to $91.6 million for the nine months ended March 31, 2001. The decrease was primarily attributable to decreases in volume of domestic sales of sampling technologies for advertising and marketing of fragrance, cosmetic and consumer products, partially offset by sales of sampling technologies for advertising and marketing of cosmetics by CP. We believe the decline in domestic sales is predominately attributable to the weak economic conditions in the United States, particularly in the advertising industry. We expect the significant decline in sales of our core products to continue through the remainder of our fiscal year. We cannot predict if this trend will worsen or when sales may increase in the future. We believe, however, that the continuing decline in core product sales may be partially offset by sales of the CP products.

     Gross Profit. Gross profit for the nine months ended March 31, 2002 decreased $2.9 million, or 8.3%, to $32.2 million as compared to $35.1 million for nine months ended March 31, 2001. Gross profit as a percentage of net sales decreased to 37.8% in the nine months ended March 31, 2002, from 38.3% in the nine months ended March 31, 2001. The decrease in gross profit and gross profit as a percentage of net sales is primarily due to the decrease in sales volume and changes in product mix partially offset by reduced premium labor and paper costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 2002 decreased $0.2 million, or 1.4%, to $13.8 million as compared to $14.0 million for the nine months ended March 31, 2001. The decrease in selling, general and administrative expenses was primarily due to a one-time severance charge in fiscal year 2001, a decrease in personnel in fiscal year 2002 and a decrease in sales commissions and incentive bonuses partially offset by an increase in legal fees related to a patent infringement lawsuit brought by AKI and a bonus compensation payment related to the CP acquisition. Selling, general and administrative expenses as a percent of net sales increased to 16.2% in the nine months ended March 31, 2002 from 15.3% in the nine months ended March 31, 2001, primarily due to the decrease in net sales.

     Income from Operations. Income from operations for the nine months ended March 31, 2002 decreased $3.0 million, or 17.9%, to $13.8 million, as compared to $16.8 million for the nine months ended March 31, 2001.

Income from operations as a percentage of net sales decreased to 16.2% in the nine months ended March 31, 2002, from 18.3% in nine months ended March 31, 2001. The decrease in income from operations and income from operations as a percentage of net sales is principally the result of the factors described above.

     Interest Expense. Interest expense for the nine months ended March 31, 2002 decreased $1.0 million, or 7.8%, to $11.9 million, as compared to $12.9 million for the nine months ended March 31, 2001. Interest expense as a percentage of net sales decreased to 14.0% in the nine months ended March 31, 2002 from 14.1% in the nine months ended March 31, 2001. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to the repurchased and retired Senior Discount Debentures and Senior Notes and reduced average borrowings under the revolving loan and the promissory note to a stockholder.

     Interest expense for AKI for the nine months ended March 31, 2002 decreased $0.7 million, or 6.9%, to $9.4 million, as compared to $10.1 million for the nine months ended March 31, 2001. Interest expense as a percentage of net sales was 11.0% in the nine months ended March 31, 2002 and 2001. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to the repurchased and retired Senior Notes and reduced average borrowings under the revolving loan and a promissory note to an affiliate.

     Income Tax Expense. Income tax expense for the nine months ended March 31, 2002 decreased $0.8 million to $2.2 million. The Company's effective tax rate, after consideration of non-deductible goodwill amortization, was 39.5% in the nine months ended March 31, 2002 and 41.4% in the nine months ended March 31, 2001.

     Income tax expense for AKI for the nine months ended March 31, 2002 decreased $0.8 million to $3.1 million. AKI's effective tax rate, after consideration of non-deductible goodwill amortization, was 39.0% in the nine months ended March 31, 2002 and 2001.

     Extraordinary Gain from Early Retirement of Debt. Extraordinary gain from early retirement of debt of $1.4 million for the nine months ended March 31, 2001 resulted from the purchase and subsequent contribution of Senior Discount Debentures by AHC I Acquisition Corp. The contributed securities were subsequently retired.

     Extraordinary gain from early retirement of debt for AKI of $0.5 million for the nine months ended March 31, 2001 resulted from the purchase of Senior Notes by AKI. The purchased securities were subsequently retired.

     EBITDA. EBITDA for the nine months ended March 31, 2002 decreased $2.2 million, or 9.0%, to $22.2 million as compared to $24.4 million for the nine months ended March 31, 2001. The decrease in EBITDA principally reflects the decrease in gross profit partially offset by the decrease in selling, general and administrative expenses discussed above. EBITDA as a percentage of net sales was 26.1% and 26.6% in the nine months ended March 31, 2002 and 2001 respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles.

Liquidity and Capital Resources

     We have substantial indebtedness and significant debt service obligations. As of March 31, 2002, we had consolidated indebtedness in an aggregate amount of $151.5 million (excluding trade payables, accrued liabilities, deferred taxes and other non-current liabilities), of which approximately $26.4 million was a direct obligation of Holding relating to its debentures and approximately $125.1 million was a direct obligation of AKI relating to its notes, term loan, revolving loan and promissory note to affiliate. Borrowings at March 31, 2002 included $11.5 million under the revolving loan and $9.8 million under the term loan that were incurred to acquire CP and $0.4 million on the promissory note to affiliate. At March 31, 2002 we had $8.5 million available under the revolving loan. At March 31, 2002, AKI also had $23.1 million in additional outstanding liabilities (including trade payables, accrued liabilities, deferred taxes and other non-current liabilities).

     Holding's principal liquidity requirements are for debt service requirements under the debentures. AKI's principal liquidity requirements are for debt service requirements and fees under the notes, term loan and revolving loan. Historically, we have funded our capital, debt service and operating requirements with a combination of net cash provided by operating activities, together with borrowings under the revolving loan and promissory note to affiliate. During the nine months ended March 31, 2002, cash totaling $3.7 million was used by operating activities primarily due to the increase in accounts receivable and a decrease in accrued interest and accrued income taxes, offset partially by an increase in accounts payable and accrued expenses. During the nine months ended March 31, 2001, cash totaling $1.2 million was provided by operating activities resulting from net income before depreciation and amortization and an increase in accrued income tax, partially offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses.

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

     In the nine months ended March 31, 2002 and 2001, we had capital expenditures of approximately $0.9 million and $2.4 million, respectively. These capital expenditures consisted primarily of the purchase of manufacturing equipment and upgrading our computer systems.

     On December 18, 2001, we acquired, through a newly formed subsidiary, IST, Corp., CP for an aggregate purchase price of approximately $19.1 million. The purchase price was financed primarily by borrowings under the restated credit agreement.

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

     As of March 31, 2002, AKI had purchased and retired $4.0 million of AKI Senior Notes originally issued in 1998.

     On April 17, 2002, Holding purchased $11.1 million of Holding Senior Discount Debentures for $6.8 million. The purchase price was funded through a $6.8 million distribution received from AKI. AKI funded the distribution through borrowings under it's credit agreement. The effects of this transaction will be included in the Company's fourth quarter.

     Capital  expenditures  for the  three  months  ending  June  30,  2002  are currently estimated to be approximately $0.6 million. Based on borrowings outstanding as of March 31, 2002, we expect total cash payments for debt service for the three months ending June 30, 2002 to be approximately $0.6 million, consisting of $0.3 million in principal payments under the term loan, $0.1 million in interest payments under the term loan and $0.2 million in interest and fees under the revolving loan. We also expect to make royalty payments of approximately $0.2 million during the three months ending June 30, 2002.

     At March 31, 2002, Holding's cash and cash equivalents and net working capital were $1.3 million and $21.3 million, respectively, representing a decrease in cash and cash equivalents of $3.4 million and an increase in net working capital of $11.1 million from June 30, 2001. Account receivables, net, at March 31, 2002 increased 64.4% or $11.6 million over the June 30, 2001 amount, primarily as a result of the seasonality associated with our sales revenue.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We generate approximately 25% of our sales from customers outside the United States, principally in Europe. International sales are made mostly from our foreign subsidiary located in France and are primarily denominated in the local currency. Our foreign subsidiary also incurs the majority of its expenses in the local currency and uses the local currency as its functional currency.

     Our major principal cash balances are held in U.S. dollars. Cash balances in foreign currencies are held to minimum balances for working capital purposes and therefore have a minimum risk to currency fluctuations.

     We periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At March 31, 2002, there were no forward exchange contracts outstanding.


                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None


         (b)      Reports on Form 8-K

                  On March 5, 2002, AKI Holding Corp. filed a Form 8-K/A reporting the acquisition of substantially all of the assets and the assumption of certain liabilities of Color Prelude, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AKI HOLDING CORP.

Date:  May 15, 2002                        By:   /s/ Kenneth A. Budde
                                                 -----------------------------
                                                 Kenneth A. Budde
                                                 Senior Vice President &
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                           AKI, INC.

Date:  May 15, 2002                        By:   /s/ Kenneth A. Budde
                                                 -----------------------------
                                                 Kenneth A. Budde
                                                 Senior Vice President &
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)