Form 10-K
period 2002-06-30
AKI INC; AKI HOLDING CORP
filed 2002-09-24
CIK 1067549, 1067550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

As of September 17, 2002, 1,000 shares of common stock of AKI Holding Corp., $0.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $0.01 par value, were outstanding.

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

ITEM 1.  BUSINESS

GENERAL

     Our Company is a leading global marketer and manufacturer of multi-sensory, interactive advertising and sampling systems that utilize various technologies that engage the senses of touch, sight and olfactory. Our sampling vehicles are widely recognized in the fragrance, cosmetics and personal care industries, as well as the household products and food and beverage industries. We offer an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various advertising media designed to reach the consumer at home or in-store, such as magazine inserts, catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs.

     We are a fully integrated multi-sensory advertising and sampling company, conducting our business under the Arcade Marketing name. We believe that we are well positioned to provide complete, interactive advertising and sampling programs to our customers, including creative content and product sample systems and distribution.

     We believe product sampling is one of the most effective, widely used and fastest growing forms of promotional activity. Product sampling is particularly crucial to the fragrance and cosmetics industries where consumers traditionally "try before they buy" due to the highly personal nature of the products. We believe that our introduction in 1979 of the ScentStrip(R) Sampler, the first pull-apart, microencapsulated scent sampling system, transformed the fragrance sampling industry. By combining advertising with a sampling system, marketers were afforded the first cost-effective means to reach consumers in their homes on a mass scale. We have a diverse portfolio of alternative scent sampling systems, all designed for cost-effective mass distribution, and we continue to be a leading innovator in sampling system technologies.

     In recent years, we have expanded our sampling system business by developing and acquiring new technologies in the olfactory and beauty sampling system categories. Although product sampling is critical to the success of these markets, sampling programs for these products historically have been too costly for mass production and incapable of efficiently being incorporated into magazines, catalogs, direct mail and other printed vehicles. Many of our innovative sampling systems are designed to fill the needs of these marketers by providing a cost-effective means of reaching consumers in their homes on a mass scale with quality renditions of skincare products, foundation, lipstick and cosmetic powders. Management believes that our innovative sampling systems have altered the economics and efficiencies of product sampling in the cosmetics market.

     In December 1997, DLJ Merchant Banking Partners II, L.P. and other related investors (collectively, "DLJMBII") and certain members of our prior management organized AHC I Acquisition Corp., a Delaware corporation ("AHC"), to acquire all of the outstanding equity interests of AKI. Holding was formed as a holding company in 1998 and its only significant asset is the capital stock of AKI. Holding conducts all of its business through AKI. As of August 31, 2002, DLJMBII owned approximately 98.8% of the outstanding common stock of AHC.

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

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RetCom Holdings Ltd. ("RetCom"), a Delaware corporation, and refinanced $4.5 million indebtedness of RetCom and its subsidiaries. The acquired businesses of RetCom and its subsidiaries include a portfolio of proprietary, patented and patent-pending sampling systems catering to the fragrance, cosmetics and personal care industries, as well as microencapsulation products and processes. Such sampling systems include MicroSilk(TM), MicroDot(TM) and Aromalacquer(TM). The acquired businesses also include a creative service division that engages in marketing communications and catalogs.

     On December 18, 2001, we acquired, through a newly formed subsidiary, IST, Corp., the business including certain assets and assumed certain liabilities of Color Prelude, Inc. (such business referred to hereafter as "CP"). CP manufactures interactive advertising and sampling products for cosmetic and consumer products companies. The acquired business offers proprietary, patented and patent-pending sampling systems including the ShadeSeal(R) family of products primarily for lipstick and powder sampling, BeautiPak(TM) for sampling certain lipstick products, LiquiSeal(TM) for sampling skin care and foundation products, PowdaScent(TM) for the sampling of fragrance products and
SelectaShade(TM) which is a unique beauty tool for shade selection for foundation.

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

OLFACTORY SAMPLING SYSTEMS

     Our diverse portfolio of fragrance sampling systems, which uses a variety of proprietary chemistries and processes, historically has represented a significant portion of our annual sales. While ScentStrip(R) continues to be a widely used technology for sampling products for the fragrance industry, management believes that our new and recently acquired sampling systems have enabled us to maintain a competitive advantage and affirm our position as an innovator in the sampling industry. In recent years, our products have been used in many major new fragrance launches that have utilized sampling systems.

     o ScentStrip(R): A proprietary technology introduced by our Company in 1979, ScentStrip(R) is microencapsulated essential oil deposited between two layers of paper which "snap" open to release a quality fragrance rendition. ScentStrip(R) can deliver quality aroma renditions of fine fragrance, personal care, sun care and consumer products. ScentStrip(R) is available in many formats, including magazine and catalogue inserts, blow-ins, enclosures and remittance envelopes, among others, all of which can be customized to include multiple fragrances in ScentStrip(R) form.

     o ScentStrip(R) Plus: Combines the traditional ScentStrip(R) format with perfume "pearls" in a proprietary technology wherein powder is deposited between two layers of paper that "snap" open to deliver an olfactory sample and wearable on-skin trial when "pearls" are touched.

     o DiscCover(R): A peel-and-reveal, non-encapsulated patented sampling system that opens and reseals, delivering a quality aroma rendition up to 25 times. This technology is color-printable, affixable to nearly any surface, including plastic and glass, and can be die-cut in nearly any shape and size. This technology keeps fragrance locked-in until "lift off" with no pre-release and can be utilized not only for fine fragrances but can deliver a quality aroma for a variety of personal care products in addition to food and beverage products.

     o DiscCover(R)More: This patented sampling system offers all of the attributes of the original DiscCover(R) technology enhanced to offer a single, wearable, on-skin trial of the fragrance.

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

     o LiquaTouch(R): This patented technology delivers a rendition of finished fragrance product (e.g., eau de parfum, eau de toilette or after shave), any liquid treatment or personal care product and contains an applicator. LiquaTouch(R) is hermetically sealed with no pre-release and delivers a spill proof trial of any alcohol formulated fragrance product. The product is available in a single or dual chamber pressure-sensitive format and has been approved by the U.S. Postal Service for subscription magazine periodical rates. LiquaTouch(R) is also available in a stand-alone version, which is a cost-effective alternative to fragrance vials.

     o MicroDot(TM): A proprietary technology, uses microencapsulated fragrance oil, delivered in powder form, deposited between two layers of paper which pull apart to deliver superior on-skin fragrance trial. The technology is available as a stand alone product, as pressure sensitive labels or as pressure sensitive labels on perforated sheets.

     o PowdaScent(TM): A patented technology in which an encapsulated fragrance oil, in a powder format, is hygienically sealed between a board stock and a see-thru layer of transparent film. This transparent film displays the powder which can be produced in any size, shape and color. Once peeled open, and the capsules are touched, an aroma rendition is delivered.

     o AromaLacquer(TM): Scented varnish that delivers a superior aroma rendition of nearly any fragrance, personal care, household, food, beverage, pharmaceutical or novelty product. When rubbed or scratched, AromaLacquer(TM) releases the aroma rendition.

     o    Microfragrance(R)  Scratch  `n  Sniff:   Microfragrance  capsules  are
          applied to paper or stickers which affix to nearly any surface, delivering an accurate aroma rendition of any product where scent is part of the message such as flowers, shampoos, etc. When the sampling system is scratched, capsules release a quality aroma rendition. Through a strategic relationship with the 3M Company, the product is also available applied to the familiar 3M Post-it(R) Notes to deliver an aroma rendition of almost any scent.

BEAUTY SAMPLING SYSTEMS

     Our portfolio also includes non-fragrance sampling system products, primarily for the beauty industry, which represent a growing percentage of our sales. These sampling systems are utilized to sample cosmetics and beauty care products including foundation, creams and lotions, lipstick and powders. Almost all of these sampling systems have been designed to meet U.S. Postal Service approval for subscription magazine periodical rates.

     o BeautiSeal(R): A proprietary, patented technology is a sampling system for quality renditions of creams, lotion or gel products which are deposited between the foil layers of a heat-sealed, pressure sensitive well. BeautiSeal(R) is hermetically sealed, designed to withstand significant pressure and is approved by the U.S. Postal Service for subscription magazine periodical rates. BeautiSeal(R) can contain renditions of liquid foundation, as well as creams, lotions and gel treatment and personal care products such as moisturizers, eye treatments, body, hand and foot lotions and hair gel, among others. BeautiSeal(R) is ideal for magazine and catalogue inserts, bind-in cards, direct mailers, brochures and in-store handout and regimen cards.

     o ActiSeal(TM): A patented technology, with characteristics similar to BeautiSeal(R) , which is peeled open to reveal two adjacent wells, each well containing a formula component which are blended together by the consumer upon application.

     o LiquiSeal(TM): A patented clear top packette which can be utilized to sample liquid, cream, lotion or gel products. The patented clear laminate has unique barrier characteristics which allow it to pass stringent stability tests. The product sample can contain makeup, hair care, skin care, fragranced ancillaries and body care, among other products.

     o PowdaTouch(R): A proprietary, patented technology is a sampling system wherein cosmetic powder is deposited between two layers of paper, die-cut with a tab that lifts up to reveal the powder rendition area. PowdaTouch(R) can contain quality renditions of eye shadow, powder blush, face powder or bronzer. PowdaTouch(R) is ideal for magazine and catalogue inserts, blow-ins, and bind-in cards among others and is approved by the Postal Service for subscription magazine periodical rates.

     o ShadeSeal(R): This patented technology is used to sample renditions of cosmetic powders or lip products. The product rendition is deposited between two substrates which pull apart to offer a trial sample while a transparent "window" displays the shade. This product can be utilized in many different formats to accommodate either multiple shades or a variety of cosmetic products including both long-lasting and conventional lipsticks.

     o LipSeal(R): A patented technology with characteristics similar to BeautiSeal(R) this product provides a sampling system wherein a lipstick rendition is deposited into the well of a pressure-sensitive format that easily pulls apart to offer user-friendly, hygienic trial. LipSeal(R) offers trial of any lipstick shade, finish and texture in any lipstick formula, including long-lasting formulas.

     o BeautiPak(TM): A proprietary "windowed" sampling system for a variety of lipstick formulations. Product is sealed into one well of a thermoformed "tray" while a second well contains a flocked lipstick applicator.

     o BeautiTouch(R) Multi-Well Sampler: A proprietary, patent-pending technology, is a sampling system for cream, lotion, lipstick or gel product renditions which are deposited into individually-sealed, foil laminate "pouches". Heat-sealed "pouches" which share a common backing easily pull apart to provide trial of multiple shades or formulas. BeautiTouch(R) offers ideal, multiple shade demonstration by delivering trial of 8, 10, 12 or more foundation shades on a single carrier with no cross-contamination.

     o SelectaShade(TM): A proprietary beauty tool used to determine foundation shades that precisely match consumers' skin tones. This transparent strip of polyester film is printed with special inks that replicate foundation shades exactly. When SelectaShade(TM) is placed against face or hand, the shade that best matches the users own skin will become invisible on the chart to give each consumer an accurate shade match.

OTHER PRODUCTS & SERVICES

     o Arcade Direct: This full service division of our Company offers a full range of creative services to our customers in the cosmetic and fragrance industry, and has established a niche presence in various industries including retail and specialty stores, fashion catalogues, buying offices, direct marketers, hotels and spas. This dedicated division offers complete turnkey marketing and creative services up to and including electronic production.

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

FORMATS

         Mail Formats

     We produce a wide and versatile range of formats approved by the U.S. Postal Service for subscription magazine periodical rates and which can be incorporated into almost any print media. The most common formats for our products are described below.

     Magazine Inserts: Magazine inserts are available in half-, full-, two- and four-page formats, can be die-cut, can contain nearly all of our sampling systems and are the most commonly produced among our sampling formats.

     Catalog Inserts: Full color formats can be produced in a variety of sizes and inserted into retail or mail order catalogs. Catalog inserts can be produced with or without an attached envelope, provided to facilitate the return of merchandise order forms to the store. We have the ability to create and produce special formats, to custom imprint with store information and to incorporate most of our sampling systems.

     Remittance Envelopes: Remittance envelopes, which are inserted into store statement mailings, can be customized with a store logo and can be produced with or without sampling systems. We believe that we are the only company in the sampling industry that can produce remittance envelopes in-house. Remittance envelope production, which is a highly customized service business, reinforces our position as a fully integrated enterprise.

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

         Other Formats

     Direct Sell: Many of our Company's sampling systems are widely used in direct sales campaigns. Beauty companies, whose treatment, cosmetic and fragrance products are sold directly to the consumer by representatives, use our sampling technologies to promote their product offerings.

     Point-of-Sale Materials: We have made significant advances in replacing and expanding current methods of in-store cosmetic and fragrance sampling. Due to the lower cost and design flexibility of our products, marketers have expanded the number and type of in-store vehicles. Working in partnership with our customers, new and creative formats have been developed. These formats incorporate many of our sampling systems and items such as postcards, stickers, wristbands, bookmarks and CD inserts. Many of our other technologies, including LiquaTouch(R), BeautiSeal(R), BeautiPak(TM), MicroDot(TM), LiquiSeal(TM) and PowdaTouch(R) are becoming more widely accepted for point-of-sale handouts as an alternative to more traditional sampling methods and for salable unit doses.

     Gift-with-Purchase/Purchase-with-Purchase Programs: Many of our fragrance and cosmetic customers promote new product offerings with our sampling systems. LiquaTouch(R) stand alones and DiscCover(R)More offer single, long-lasting wearable fragrance trial samples. BeautiPak(TM) gives the consumer a full application of a lipstick formula or shade and LiquiSeal(TM) can be used to offer a full application of up to four foundation or treatment product samples.

INTELLECTUAL PROPERTY

     We currently hold patents covering the proprietary processes used to produce many of our products in both the United States and abroad and have submitted applications for many of our manufacturing processes. We have trademarks registered in the United States and we have also filed and registered trademarks in over 15 countries around the world, including countries in the European Union, Australia, Japan and Brazil.

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

CUSTOMERS

     We sell our products to prestige and mass cosmetic, fragrance and consumer products companies, department stores, home shopping retailers and specialty retailers including Avon Products, Inc., Calvin Klein Cosmetics (Unilever plc), Chanel, Inc., Coty, Inc., Cosmair/L'Oreal S.A., Elizabeth Arden, Estee Lauder, Inc., Mary Kay, Victoria's Secret Beauty and The Procter & Gamble Company. Our top ten customers accounted for approximately 69% of sales in fiscal 2002. Estee Lauder and Mary Kay were the only customers that accounted for 10% or more of net sales in fiscal 2002. We believe that our technical expertise, manufacturing reliability and customer support capabilities have enabled us to develop strong relationships with our customers. We employ sales and marketing personnel who possess the requisite technical backgrounds to communicate effectively with both prospective customers and our manufacturing personnel. Historically, we have had long-term relationships with our major customers.

SALES AND MARKETING

     Our sales and marketing efforts are organized geographically. The U.S. sales group is supervised by our Senior Vice President of U.S. Sales, while our European sales executives are based in Paris, France and London, England and are managed by an executive based in Paris, France. We also have representatives in Australia, Brazil, Canada, Mexico and Japan. Each sales executive is dedicated to a certain number of identified customers. In addition, these sales efforts are supported by production managers/customer service representatives, which are based in Chattanooga, Tennessee, Baltimore, Maryland and Paris, France. A portion of the compensation for sales executives is commission-based.

     Our marketing activities include direct contact with senior executives in the cosmetic and fragrance industry, major support of industry events and extensive joint marketing programs with magazines, retailers and oil houses. We also provide press coverage in industry trade publications, attend industry seminars, advertise in trade publications and sponsor promotional pieces. In addition, we focus our sales efforts toward three principal groups within our customers' organizations that management believes influence our customers' purchasing decisions:

     o marketing, which selects the sampling system technology and typically controls the promotional budget;

     o product development, which approves our sampling system rendition and conducts stability testing; and

     o purchasing, which buys the sampling system pieces and controls quality.

     Management believes that as the pressure for creativity increases with each new product introduction, cosmetic and fragrance marketers are increasingly looking for their vendors to contribute to the overall strategy-building effort to introduce a new product. Our executives routinely introduce new sampling system formats and ideas based on our technologies to the marketing departments of our customers. Our in-house creative and marketing know-how, as well as our complete product line of sampling technologies provides customers with maximum flexibility in designing promotional programs.

MANUFACTURING

     Our manufacturing processes are highly technical and largely proprietary. Our sampling systems must meet demanding performance specifications regarding fidelity to the product being sampled, shelf life, resistance to pressure and temperature variations and various other requirements. Our manufacturing processes are composed of one or more of the following:

     o formulating cosmetic and fragrance product renditions in our in-house laboratories;

     o    printing advertising pages and other media;

     o manufacturing the sampling product, which consists of either applying an encapsulated slurry onto paper or producing sampling labels that contain fragrance or other cosmetic product renditions; and

     o    affixing our label products onto a preprinted advertising carrier.

     ISO 9001 Registration: During 2001, the International Organization for Standardization awarded three of the Company's manufacturing facilities with ISO 9001 registration. These facilities produce many of the Company's proprietary, patented and patent-pending products, as well as several of our other sampling systems. The registration was awarded following an extensive examination incorporating 20 elements that outline the requirements for documenting and implementing our Company's overall philosophy as it pertains to quality, its policies, systems and procedures. The ISO standards serve as guidelines for businesses interested in assuring that their processes result in products that reflect the highest level of quality. The ISO

9001 section of the series applies to organizations that design, develop, produce, install and service products.

     Management believes that our formulation capabilities are the best in the cosmetics and fragrance sampling industry. The formulation process is highly complex because we strive to replicate the fragrance of a product in a bottle containing an alcohol solution. Formulation approval is an interactive process between our Company and our customers. We have more than 125 different proprietary formulations that we utilize in replicating different characteristics of over 500 fragrances to obtain a customer-approved rendition. A number of these formulations are patented and the majority of the formulation process is based on unique and proprietary methods. Formulation of the fragrance and cosmetic product rendition is performed under very strict tolerances and in complete conformity to the formula that the customer has pre-approved. Formulation is conducted in our specially designed formulation laboratories by trained specialists.

     The artwork for substantially all printed pieces is typically furnished by the customer or its advertising agency. Our digital prepress department utilizes state-of-the-art technology to receive customer-supplied computer disks and transfers this material directly to our printing plates. We have the capability to produce high quality printed materials, including the covers of major fashion magazines, in connection with fragrance sampling systems.

     Our formulated offset paper samplers (ScentStrip(R), ScentStrip(R) Plus, PowdaTouch(R)) are produced in our primary facility in Chattanooga, Tennessee in a continuous in-line operation. Our formulated letterpress or flexo label samplers (DiscCover(R), BeautiSeal(R), LipSeal(R), LiquaTouch(R)) are produced on specially modified label and finishing equipment in our second Chattanooga facility while the Microfragrance(R) Scratch `n Sniff operation is conducted in a third facility in Chattanooga, Tennessee. Our specialized screen printing manufacturing process which produces our ShadeSeal(R) and PowdaScent(TM) technologies takes place in our facility in Baltimore, Maryland. In addition BeautiPak(TM) our proprietary thermoformed technology for sampling lipstick is produced in our Baltimore, Maryland facility. At each facility, a 24-hour quality control function and hourly accountability provide significant value to our customers' product development personnel, who are typically responsible for sample system quality. In addition to the patents pending on a number of our manufacturing processes, we use a number of proprietary techniques in producing label samplers. Similar to the formulated paper operation, sampling quality control personnel evaluate all sample systems by roll and provide full accountability for our production.

     We also have agreements with North American, European and Australian printers and labelers, that we contract with to produce some materials for our customers. These arrangements are typically utilized when foreign distribution is required or demand exceeds our internal capacity. Each of these arrangements is protected by non-competition agreements.

     Both our Chattanooga and Baltimore operations have been awarded The Procter & Gamble Triple Pinnacle Award, which is presented to companies as recognition for having met certain quality requirements and having demonstrated outstanding quality assurance. Both operations are also registered with the Food and Drug Administration for the packaging of regulated cosmetic products and we maintain environmentally controlled cGMP (current good manufacturing practice) compliant facilities.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Generally, the raw materials used by our Company in the manufacturing of our products have been readily available from numerous suppliers and have been purchased by our Company at prices that we believe are competitive. However, our encapsulated paper products utilize specific grades of paper which we purchase primarily from one manufacturer. These paper products are subject to comprehensive evaluation and certification by us for quality, consistency and fit. Some of our laminates are purchased from single sources under certain specifications. We have not experienced any material supply shortages in the past, nor are any anticipated.

COMPETITION

     Our competitors, some of whom have substantially greater capital resources than our Company, are actively engaged in manufacturing products similar to, or in competition with, our products. Competition in our markets is based upon product quality, product technologies, customer relationships, price and customer service. Our principal competitors in the printed fragrance and cosmetic samplers market are the fragrance division of Vertis, Inc., Orlandi, Inc., Delta Graphics, Inc., Nord'est, Marietta Corp., Klocke, Rotakan, Manka Creations and Appliquesence. We also compete with numerous manufacturers of miniatures, vials, packets, sachets, blister packs and scratch and sniff products. In addition, some cosmetics companies produce sampling products for their own cosmetic products. We also compete with numerous other marketing and advertising venues for marketing dollars our customers allocate to various types of advertising, marketing and promotional efforts such as print, television and in-store promotions.

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

EMPLOYEES

     As of August 31, 2002, we employed 497 persons, which included 287 hourly and 210 salaried and management personnel. A substantial number of our hourly employees are represented by the Graphics Communications International Union
(GCIU) local 197-M. Management considers our relations with the union to be good. The current union contract was signed in April 1999 and will be in effect through March 31, 2003.

                                  RISK FACTORS

Our substantial indebtedness and restrictive covenants imposed by the terms of our indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations under our notes and debentures.

     We have substantial indebtedness and debt service obligations. As of June 30, 2002, Holding and AKI had total consolidated indebtedness of approximately $131.7 million and $115.8 million, respectively. As of August 31, 2002, AKI had outstanding borrowings of $9.5 million under its term loan with Heller Financial, Inc., $6.3 million under its revolving credit agreement with Heller Financial, Inc. and $0.4 million under a promissory note with AHC. In addition, as of such date, additional borrowings of up to approximately $13.5 million were available under the revolving loan commitment of the credit agreement, subject to specified conditions. The indenture governing Holding's 13 1/2% Senior Discount Debentures due 2009 and the indenture governing AKI's 10 1/2% Senior Notes due 2008 and the credit agreement permit our Company and its restricted subsidiaries, as defined in the indentures, in each case, to incur additional indebtedness if we meet specified requirements.

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

     o    enter into certain transactions with affiliates; and

     o    sell certain assets.

     In addition, the credit agreement requires us to maintain specified financial ratios and satisfy specified financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests in the future.

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

     Holding is a holding company and does not have any material operations or assets other than ownership of all of the capital stock of AKI. Accordingly, its debentures are effectively subordinated to all existing and future liabilities of Holding's subsidiaries, including indebtedness under the credit agreement and AKI's notes. As of June 30, 2002, Holding's subsidiaries had $115.8 million of indebtedness and $26.0 million of other outstanding liabilities (including trade payables, accrued liabilities and deferred taxes). As of August 31, 2002, AKI had outstanding borrowings of $9.5 million under its term loan, $6.3 million under the revolving loan commitment of the credit agreement and $0.4 million under a promissory note with AHC. In addition, as of August 31, 2002, additional borrowings of up to approximately $13.5 million were available under the revolving loan commitment of the credit agreement, subject to specified conditions. All such indebtedness effectively ranks senior to Holding's debentures. At June 30, 2002, Holding had no accrued liabilities and no outstanding indebtedness other than the debentures. Holding and its subsidiaries may incur additional indebtedness in the future, subject to the limitations contained in the instruments governing their indebtedness.

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

     Holding's cash flow, and consequently its ability to service debt, including its obligations under its debentures, is dependent upon the cash flows of its subsidiaries and the payment of funds by the subsidiaries to Holding in the form of loans, dividends or otherwise. Holding's subsidiaries have no obligations, contingent or otherwise, to pay any amounts due pursuant to the debentures or to make any funds available for payment of the debentures. In addition, AKI's credit agreement and its note indenture impose, and agreements entered into in the future may impose, significant restrictions on the payment of dividends and the making of loans by AKI and its subsidiaries to Holding. Accordingly, repayment of the debentures may depend upon the ability of Holding to affect an equity offering or to refinance the debentures.

Your right to receive payments on the notes and debentures is junior to our existing and future secured indebtedness.

     Under the terms of our credit agreement, Heller Financial, Inc., the lender under the credit agreement, has a security interest in substantially all of the current and future assets of AKI. In the event of default under the credit agreement, whether as a result of the failure to comply with a payment or other covenant, a cross-default or otherwise, the lender will have a prior secured claim on the capital stock of AKI and our encumbered assets. As a result, our encumbered assets would be available to pay obligations on the notes and the debentures only after borrowings under the credit agreement and any other secured indebtedness have been paid in full. If the lender should attempt to foreclose on its collateral, our financial condition would be materially adversely affected and the value of the debentures and the notes could be eliminated. As of August 31, 2002, AKI had outstanding borrowings under the credit agreement consisting of a $9.5 million term loan and a $6.3 million revolving loan and could borrow an additional $13.5 million under the revolving loan commitment of the credit agreement, subject to specified conditions.

Our results of operations could be adversely affected if the U.S. Postal Service reclassifies our sampling systems or the sampling products of our competitors.

     Most of our sampling systems are approved by the U.S. Postal Service ("USPS") for inclusion in subscription magazines mailed at periodical postage rates. The USPS approved sampling systems have a significant cost advantage over other competing sampling products, such as miniatures, vials, packettes, sachets and blister packs, because these competing products cause an increase from periodical postage rates to the higher third-class rates for the magazine's entire circulation. Subscription magazine sampling inserts delivered to consumers through the USPS accounted for approximately 20% of our net sales in fiscal 2002. There can be no assurance that the USPS will not approve other competing types of sampling systems for use in subscription magazines without requiring a postal surcharge, or that the USPS will not reclassify our sampling systems such that they would incur a postal surcharge. Any such action by the USPS could have a material adverse effect on our results of operations and financial condition.

We rely on a small number of customers for a large portion of our revenues.

     Our top ten customers by sales revenue accounted for approximately 69% of our net sales in fiscal 2002. None of our customers, other than Estee Lauder and Mary Kay, accounted for 10% or more of net sales in fiscal 2002. Although we have long-established relationships with most of our major customers, we do not have long-term contracts with any of our customers. We may be required by some customers to qualify our manufacturing operations under specified supplier standards. There can be no assurance that we will be able to qualify under any supplier standards or that our customers will continue to purchase sampling systems from us if our manufacturing operations are not so qualified. An adverse change in our relationship with significant customers, including Estee Lauder or Mary Kay, would have a material adverse effect on our results of operations and financial condition.

Our ability to compete with other companies depends, in part, on our ability to meet customer needs on a cost-effective and timely basis.

     Our competitors, some of whom have substantially greater financial resources than our Company, are actively engaged in manufacturing products similar to those of our Company. Our principal competitors in the cosmetic sampling market are the fragrance division of Vertis, Inc., Orlandi Inc., Delta Graphics, Nord'est, Marietta Corp., Klocke, Rotocon, Ascent and Appliquesence. We also compete with numerous manufacturers of miniatures, vials, packettes, sachets, blister packs and scratch and sniff products. In addition, certain cosmetic companies produce sampling products for their own cosmetic products. We also compete with numerous other marketing and advertising venues for marketing dollars our customers allocate to various types of advertising, marketing and promotional efforts such as print, television and in-store promotions. Competition in our market is primarily based upon product quality, product technologies, customer relationships, price and customer service. The future success of our business will depend in large part upon our ability to market and manufacture products and services that meet customer needs on a cost-effective and timely basis. There can be no assurance that capital will be available for these purposes, that investments in new technology will result in commercially viable products or that we will be successful in generating sales on commercially favorable terms, if at all.

We must protect our intellectual property to be successful.

     Our success, competitive position and revenues will depend, in part, upon our ability to protect our proprietary and patented technologies and to operate without infringing on the proprietary rights of others. Although we have certain patents and have filed, and expect to continue to file, other patent applications, there can be no assurance that our issued patents are enforceable or that our patent applications will mature into issued patents. The expense involved in litigation regarding patent protection or a challenge thereto has been and could be significant and we cannot estimate any future expense. A portion of our manufacturing processes are not covered by any patent or patent application. As a result, our business may be adversely affected by competitors who independently develop technologies substantially equivalent to those employed by us.

Our business is affected by the advertising budgets of our customers and is seasonal in nature.

     The advertising and marketing budgets of our customers, and therefore our revenues, are susceptible to prevailing economic and market conditions that affect advertising and marketing expenditures, the performance of the products of our customers in the marketplace and other related factors. There can be no assurance that reductions in advertising spending will not occur, which could have a material adverse effect on our results of operations and financial condition.

     In addition, our sales and operating results have historically reflected seasonal variations. These seasonal variations are based on the timing of our customers' advertising and marketing campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. As a result, a higher level of sales are reflected in our first and third fiscal quarters ending September 30 and March 31, respectively, when sales from such advertising campaigns are principally recognized while our fourth fiscal quarter ending June 30 typically reflects the lowest sales level of the fiscal year. These seasonal fluctuations require us to accurately allocate our resources to manage our manufacturing capacity, which often operates at full capacity during peak seasonal demand periods. The severity of our seasonal sales variations have decreased over time as we have developed and acquired other sampling technologies for advertising and marketing of cosmetic and consumer products.

Our results of operations and financial condition may be adversely affected by an increase in raw material prices or a decrease in raw material supply.

     Paper is the primary raw material utilized by our Company in producing our sampling systems. Paper costs represented approximately 18% of our cost of goods sold in fiscal 2002 and 28% of our cost of goods sold in each of fiscal 2001 and 2000. Significant increases in paper costs could have a material adverse effect on our results of operations and financial condition to the extent that we are unable to price our products to reflect such increases. There can be no assurance that our customers would accept such price increases or the extent to which such price increases would impact their decision to utilize our sampling systems.

     Substantially all of our encapsulated sampling systems, which accounted for approximately 39% of our net sales in fiscal 2002, utilize specific grades of paper that are subject to comprehensive evaluation and certification by us for quality, consistency and fit. These grades of paper are produced exclusively for us by one domestic supplier. We do not have a purchase agreement with the supplier and are not aware of any other suppliers of these specific grades of paper. Although our products can be manufactured using other grades of paper, we believe that the specific grades currently used provide us with an advantage over our competitors. We continue to research methods of replicating the advantages of these specific grades of paper with other available grades of paper. Until alternative methods are developed, a loss of our supply of paper and the resulting competitive advantage could have a material adverse effect on our results of operations and financial condition to the extent that we are unable to obtain such paper elsewhere.

     Certain of our label sampling systems, which accounted for approximately 26% of our net sales in fiscal 2002, utilize component materials that are sourced from one qualified vendor. Although alternative sources are being sought for the component materials, there can be no assurance that we will be successful in locating another vendor. A loss of supply of materials could have a material adverse effect on our results of operations and financial condition to the extent we are unable to obtain materials elsewhere.

We receive a portion of our revenue from foreign countries which is subject to foreign laws and regulations and political and economic events.

     Approximately 21% of our net sales in fiscal 2002 was generated outside the United States. Foreign operations are subject to risks inherent in conducting business abroad, including, among others, exposure to foreign currency fluctuations and devaluations or restrictions on money supplies, foreign and domestic export law and regulations, price controls, taxation, tariffs, import restrictions and other political and economic events beyond our control. We have not experienced any material effects of these risks as of yet, but there can be no assurance that they will not have such an effect in the future.

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

     As of August 31, 2002, approximately 46% of our employees worked under a collective bargaining agreement that expires on March 31, 2003. While we believe that our relations with our employees are good, there can be no assurance that our collective bargaining agreement will be renewed in the future. A prolonged labor dispute (which could include a work stoppage) could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  PROPERTIES

     We own land and buildings in Chattanooga, Tennessee, that are used for production, administration and warehousing. Our executive offices and primary facility at 1815 East Main Street are located on 2.55 acres and encloses approximately 67,900 square feet. A second facility housing product development and additional manufacturing areas at 1600 East Main Street is located three blocks away on 2.49 acres and encloses approximately 36,700 square feet. We have a third facility at 3501 St. Elmo Avenue in Chattanooga, Tennessee, which is used for production and warehousing. This facility is located on 1.875 acres and encloses approximately 29,500 square feet.

     We lease buildings in Baltimore, Maryland, that are used for production and warehousing. The production facility at 7600 Energy Parkway encloses approximately 50,000 square feet and its lease expires in August, 2004. The warehouse facility at 7525 Perryman Court encloses approximately 13,000 square feet and its lease expires in May, 2003 with options to renew the lease for two additional one year periods.

     We also lease sales offices in New York, New York, Paris, France and London, England.

ITEM 3.  LEGAL PROCEEDINGS

     We do not believe that there are any pending legal proceedings that, if adversely determined, would have a material adverse effect on our financial condition or results of operations, taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for Holding's or AKI's common stock. As of August 31, 2002, AHC was the sole holder of record of Holding's common stock and Holding was the sole holder of record of AKI's common stock. Generally, neither Holding nor AKI pays dividends on its shares of common stock and neither expects to pay dividends on its shares of common stock in the foreseeable future. The debentures contain restrictions on Holding's ability to pay dividends on its common stock. The notes and the credit agreement contain restrictions on AKI's ability to pay dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected historical consolidated financial data presented below as of June 30, 2002, 2001, 2000, 1999 and 1998 and the years ended June 30, 2002,
2001, 2000 and 1999 and for the period from December 16, 1997 to June 30, 1998 have been derived from the historical consolidated financial statements of our company. The selected historical consolidated financial data presented below as of December 15, 1997 and for the period from July 1, 1997 to December 15, 1997 have been derived from the historical consolidated financial statements of Arcade Holding Corporation, our predecessor. The information contained in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and the notes thereto included elsewhere in this report.



                                                                 Holding                                    Predecessor
                                -------------------------------------------------------------------------   -----------
                                                                                             December 16,   July 1, 1997
                                                                                               1997 to           to
                                 June 30,        June 30,       June 30,       June 30,        June 30,     December 15,
(dollars in thousands)             2002            2001           2000           1999            1998           1997
                                   ----            ----           ----           ----            ----           ----
Statement of Operations Data:
Net sales (1)                   $ 120,893      $ 115,395       $  99,811      $  87,169      $  36,694        $  36,003
Cost of goods sold (1)             73,888         71,336          61,552         56,401         25,146           23,626
                                ---------      ---------       ---------      ---------      ---------        ---------
Gross profit                       47,005         44,059          38,259         30,768         11,548           12,377
Selling, general and
  administrative expenses          18,943         18,199          16,980         14,500          5,587            5,703
Amortization of goodwill            6,451          5,757           5,336          4,606          2,101              568
Gain from settlement, net            (992)             -            (858)             -              -                -
                                ----------     ---------       ---------      ---------      ---------        ---------
Income from operations             22,603         20,103          16,801         11,662          3,860            6,106
Interest expense, net              15,633         16,911          17,401         16,740         11,327            2,646
Management fees                       250            250             250            250            125              215
Other, net                              -              -               -            128            (47)              11
Income tax expense (benefit)        4,658          3,449           1,596           (340)        (2,052)           1,441
                                ---------      ---------       ---------      ---------      ---------        ---------
Income (loss) before
  extraordinary item                2,062           (507)         (2,446)        (5,116)        (5,493)           1,793
Extraordinary gain, net             2,675          2,016           1,089              -              -                -
                                ---------      ---------       ---------      ---------      ---------        ---------
  Net income (loss)             $   4,737      $   1,509       $  (1,357)     $  (5,116)     $  (5,493)       $   1,793
                                =========      =========       =========      =========      =========        =========

Balance Sheet Data (at end
of period):
Cash and cash equivalents       $   1,875      $   4,654       $   1,158      $   7,015      $   3,842        $   4,481
Working capital (deficit)          11,571         10,169          13,759         14,853         15,046           (4,959)
Total assets                      226,279        214,184         223,274        210,386        214,521           77,399
Total debt and redeemable
  preferred stock                 131,661        127,939         145,722        146,688        144,448           55,408
Total stockholder's equity         69,897         64,769          58,834         49,797         57,084           12,716

Other Data:
Capital expenditures            $   1,338      $   3,015       $   2,782      $   2,856      $     514        $     807
Ratio of earnings to fixed
charges (2)                          1.4x           1.2x             ---            ---            ---             2.2x

------------


     (1) Net sales and cost of goods sold have been restated to conform with current year presentation.

     (2) For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent income (loss) before income taxes plus fixed charges. "Fixed charges" consist of interest on all indebtedness and amortization of deferred financing costs. Earnings were not sufficient to cover fixed charges by $850, $5,456 and $7,545 for the years ended June 30, 2000 and 1999 and the period from December 16, 1997 to June 30, 1998, respectively.

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

3M ACQUISITION

     On June 22, 1998, we acquired the fragrance sampling business of the Industrial and Consumer Products division of Minnesota Mining and Manufacturing Company (3M) for $7.3 million in cash and the assumption of a liability of $0.2 million to one of the customers of the business. We financed the 3M acquisition with borrowings under the credit agreement. These borrowings were subsequently repaid.

RETCOM ACQUISITION

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RetCom at a purchase price of approximately $12.5 million and refinanced working capital indebtedness of approximately $4.5 million of RetCom and its subsidiaries. The purchase price and refinancing of indebtedness were financed by borrowings under the credit agreement.

COLOR PRELUDE ACQUISITION

     On December 18, 2001, we acquired the CP business for $19.4 million. We financed the CP acquisition with borrowings under our credit agreement.

RESULTS OF OPERATIONS

  Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

     Net Sales. Net sales for the fiscal year ended June 30, 2002 increased $5.5 million, or 4.8%, to $120.9 million as compared to $115.4 million for the fiscal year ended June 30, 2001. The increase was attributable to sales of sampling technologies for advertising and marketing of cosmetics by CP, partially offset by decreases in volume of core product sales of sampling technologies for advertising and marketing of fragrance, cosmetic and consumer products. We believe the decline in core product sales is predominately attributable to the weak economic conditions in the United States, particularly in the advertising industry. We cannot predict if this trend will worsen or when sales may increase in the future. Sales of the CP products in the fiscal year ended June 30, 2002 totaled $24.0 million, a significant increase compared to CP's historical levels due to sales related to a new sampling technology and the major introduction of new products by Mary Kay. We do not believe that sales increases of this magnitude will continue long-term.

     Gross Profit. Gross profit for the fiscal year ended June 30, 2002 increased $2.9 million, or 6.6%, to $47.0 million as compared to $44.1 million for fiscal year ended June 30, 2001. Gross profit as a percentage of net sales increased to 38.9% in the fiscal year ended June 30, 2002, from 38.2% in the fiscal year ended June 30, 2001. The increase in gross profit and gross profit as a percentage of net sales is primarily due to the increase in sales volume and to a lessor extent manufacturing scheduling efficiencies, reduced premium labor and certain material costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2002 increased $0.7 million, or 3.9% to $18.9 million as compared to $18.2 million for the fiscal year ended June 30, 2001. The increase in selling, general and administrative expenses was primarily due to increased expenses related to the CP operation and acquisition, an increase in legal fees related to a patent infringement lawsuit brought by AKI, an estimated loss on office lease abandonment and an estimated loss to settle a foreign value added tax audit partially offset by a decrease in personnel in fiscal year 2002, a decrease in sales commissions and incentive bonuses and foreign exchange transaction gains. Selling, general and administrative expenses as a percent of net sales decreased to 15.6% in the fiscal year ended June 30, 2002 from 15.8% in the fiscal year ended June 30, 2001.

     Income from Operations. Income from operations for the fiscal year ended June 30, 2002 increased $2.5 million, or 12.4%, to $22.6 million as compared to $20.1 million for the fiscal year ended June 30, 2001. Income from operations as a percentage of net sales increased to 18.7% in the fiscal year ended June 30, 2002 from 17.4% in the fiscal year ended June 30, 2001, principally as a result of the factors described above and the net settlement of the RCC purchase price dispute.

     Interest Expense. Interest expense for the fiscal year ended June 30, 2002 decreased $1.3 million, or 7.7% to $15.6 million, as compared to $16.9 million for the fiscal year ended June 30, 2001. Interest expense as a percentage of net sales decreased to 12.9% in the fiscal year ended June 30, 2002 from 14.6% in the fiscal year ended June 30, 2001. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to the repurchased and retired Senior Discount Debentures and Senior Notes and reduced average borrowings and lower interest rates under the revolving loan and the promissory note to a stockholder partially offset by the additional term loan incurred in connection with the CP acquisition.

     Interest expense for AKI for the fiscal year ended June 30, 2002 decreased $0.7 million, or 5.3%, to $12.5 million, as compared to $13.2 million for the fiscal year ended June 30, 2001. Interest expense as a percentage of net sales decreased to 10.3% in the fiscal year ended June 30, 2002 from 11.4% in the fiscal year ended June 30, 2001. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to the repurchased and retired Senior Notes and reduced average borrowings and lower interest rates under the revolving loan and the promissory note to an affiliate partially offset by the additional term loan incurred in connection with the CP acquisition.

     Income Tax Expense. The income tax expense for the fiscal year ended June 30, 2002 increased $1.3 million to $4.7 million as compared to $3.4 million for the fiscal year ended June 30, 2001. The increase is due to the increase in income before income taxes and extraordinary gain.

     Income tax expense for AKI for the fiscal year ended June 30, 2002 increased $1.0 million to $5.7 million as compared to $4.7 million for the fiscal year ended June 30, 2001. The increase is due to the increase in income before income taxes and extraordinary gain.

     Extraordinary gain from early retirement of debt. An extraordinary gain from early retirement of debt of $2.7 million for the fiscal year ended June 30, 2002 and $2.0 million for the fiscal year ended June 30, 2001 resulted from the purchase of Senior Discount Debentures in fiscal year 2002 and from the purchase and subsequent contribution in fiscal 2001 of Senior Discount Debentures by AHC, and the purchase of Senior Notes in fiscal 2001. The purchased and contributed securities were subsequently retired.

     An extraordinary gain from early retirement of debt for AKI of $0.5 for the fiscal year ended June 30, 2001 resulted from the purchase in fiscal year 2001 of Senior Notes. The purchased securities were subsequently retired.

     EBITDA. EBITDA for the fiscal year ended June 30, 2002, increased $3.5 million, or 11.6%, to $33.7 million as compared to $30.2 million for the fiscal year ended June 30, 2001. The increase in EBITDA principally reflects the increase in gross profit partially offset by the increase in selling, general and administrative expenses discussed above. EBITDA as a percentage of net sales was 27.9% and 26.2% for the fiscal year ended June 30, 2002 and 2001, respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles less net gain from settlement of purchase price dispute.

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

COMMITMENTS AND CONTINGENCIES

     The following table summarizes our contractural obligations and other contingencies as of June 30, 2002:



                                                              Payments due by fiscal year
                                 ---------------------------------------------------------------------------------------
                                     2003           2004           2005          2006           2007       Thereafter
                                     ----           ----           ----          ----           ----       ----------

Debt obligations:
    Principal................    $     1,375    $     1,875    $     2,125   $     2,625    $     4,250   $   121,630
    Interest*................         11,694         14,041         13,919        13,780         13,483        15,762
Standby letter of credit.....              -              -             87             -              -           291
Operating leases.............          1,212          1,281          1,001           728            557         2,100
Minimum royalties............          1,125          1,125          1,125         1,125          1,125         7,049
Unconditional raw material
purchase obligations.........          5,211          1,062              -             -              -             -
Other long-term obligations..            750            750            750             -              -             -


         * Interest for floating rate obligations has been calculated using the rates in effect as of June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     We have substantial indebtedness and significant debt service obligations. As of June 30, 2002, we had consolidated indebtedness in an aggregate amount of $131.7 million (excluding trade payables, accrued liabilities and deferred taxes), of which (1) approximately $15.9 million is a direct obligation of Holding relating to its debentures and (2) approximately $115.8 million is a direct obligation of AKI relating to its notes, term loan and revolving credit line. At June 30, 2002, Holding had $24.7 million of accrued liabilities and AKI had $26.0 million in accrued liabilities (including trade payables, accrued liabilities, deferred taxes and other liabilities). As of August 31, 2002, AKI had outstanding borrowings of $9.5 million under the term loan of the credit agreement, $6.3 million under the revolving loan commitment of the credit agreement and $0.4 million under a promissory note with AHC.

     Borrowings under the revolving credit line are limited to a maximum amount equal to $20.0 million. At June 30, 2002 and August 31, 2002, AKI had borrowing availability of approximately $17.0 million and $13.5 million, respectively, subject to a borrowing base calculation and the achievement of specified financial ratios and compliance with specified conditions. The interest rate for borrowings under the credit agreement are determined from time to time based on our choice of formulas, plus a margin. The credit agreement will mature on December 31, 2006.

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

     Holding's principal liquidity requirements are for debt service requirements under the debentures. AKI's principal liquidity requirements are for operating working capital, debt service requirements and fees under the notes and the credit agreement. Historically, we have funded our capital, debt service and operating requirements with a combination of net cash provided by operating activities, which was $13.8 million and $19.6 million for fiscal 2002 and 2001, respectively, together with borrowings under revolving credit facilities. Net cash provided by operating activities during fiscal 2002 resulted primarily from net income before depreciation and amortization and a decrease in inventory levels, net of CP acquisition, partially offset by increased accounts receivable and a decrease in accounts payable and accrued expenses.

     In fiscal 2002 and fiscal 2001, we had capital expenditures of approximately $1.3 million and $3.0 million, respectively. These capital expenditures consisted primarily of the purchase and maintenance of manufacturing equipment and furniture and fixtures and maintaining and upgrading our computer systems.

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RetCom at a purchase price of approximately $12.5 million and refinanced working capital indebtedness of approximately $4.5 million of RetCom and its subsidiaries. The purchase price and refinancing of indebtedness were financed by borrowings under the credit agreement. In fiscal 2002 we received $1.0 million as a result of the purchase price reduction from the sellers of RetCom.

     On December 18, 2001, we acquired the CP business for $19.4 million. We financed the CP acquisition with borrowings under our credit agreement.

     We may from time to time evaluate additional potential acquisitions. There can be no assurance that additional capital sources will be available to us to fund additional acquisitions on terms that we find acceptable, or at all.

     At June 30, 2002, AHC had outstanding $53.6 million of Notes which bear interest at approximately 16% per annum and mature on December 15, 2009, and approximately $98.4 million of Senior Preferred Stock which accrue dividends at 15% per annum and must be redeemed by December 15, 2012. Interest on the notes and dividends on the senior preferred stock may be settled through the issuance of additional floating rate notes and senior preferred stock through maturity or redemption, respectively. The floating rate notes are general, unsecured obligations of AHC and are not obligations of, or guaranteed by Holding, AKI or any of its subsidiaries. AHC is a holding company and is dependent upon the cash flows of its subsidiaries and the payment to it of funds by its subsidiaries. The indenture relating to the debentures limits the payment of dividends or the making of other restricted payments by Holding to AHC.

     In September 1999, AHC consummated a private placement to DLJMBII of 15,000,000 shares of its common stock at a purchase price of $1.00 per share. Substantially all of the proceeds were used in fiscal 2001 and 2000 to reduce outstanding indebtedness of Holding and AKI. The balance of the proceeds may become available to us to reduce outstanding indebtedness of Holding or AKI or for working capital or other general corporate purposes, but there is no obligation on the part of AHC to make any of these funds available.

     Capital expenditures for the fiscal year ending June 30, 2003 are budgeted to be approximately $4.0 million. Based on borrowings outstanding (other than pursuant to the revolving credit agreement) as of June 30, 2002 and borrowings outstanding under the revolving credit agreement as of August 31, 2002, we expect total cash payments for debt service in fiscal 2003 to be approximately $13.4 million, consisting of $1.4 million in term loan principal payments, $10.9 million in interest payments on the notes and $1.1 million in interest and fees under the credit agreement. We also expect to make royalty payments of approximately $1.1 million during fiscal 2003.

     We believe that, in the absence of future acquisitions, cash flows from existing operations and available borrowings will be sufficient to fund budgeted capital expenditures, working capital requirements and interest and principal payments on our indebtedness, including the debentures and the notes for fiscal 2003. In the event we consummate any additional acquisitions, we may seek additional debt or equity financings subject to compliance with the terms of the indentures.

     At June 30, 2002, Holding's consolidated cash and cash equivalents and net working capital were $1.9 million and $11.6 million, respectively, representing a decrease in cash and cash equivalents of $2.8 million and an increase in net working capital of $1.4 million from June 30, 2001. Account receivables, net, at June 30, 2002 increased 32.1% or $5.8 million over the June 30, 2001 amount, due to a comparative increase in fourth quarter sales primarily resulting from the CP acquisition.

SEASONALITY

     Our sales of sampling technologies for advertising and marketing of fragrance products have historically reflected seasonal variations. Such seasonal variations are based on the timing of our customers' advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. As a result, a higher level of sales are generally reflected in our first and third fiscal quarters ended September 30 and March 31 when sales from such advertising campaigns are principally recognized. These seasonal fluctuations require us to allocate our resources to manage our manufacturing capacity, which often operates at full capacity during peak seasonal demand periods. The severity of our seasonal sales variations has decreased over time as we have developed and acquired other sampling technologies for advertising and marketing of cosmetic and consumer products.

RECENTLY ISSUED ACCOUNTING STANDARDS

     FASB Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") was issued in June 2001. SFAS 141 changes the accounting and reporting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001, and accordingly, the CP acquisition has been accounted for and reported in accordance with SFAS 141.

     FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied at the beginning of an entity's fiscal year. The adoption of SFAS 142 in future financial statements will eliminate the amortization of goodwill, approximately $4.8 million in fiscal 2002, while requiring annual tests for impairment of goodwill.

     FASB Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144") was issued in August 2001. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect a material impact in implementing SFAS 144 on its future financial statements.

     FASB Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued in April 2002. The most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30, "Reporting the Results of Operations - Discontinued Events and Extraordinary Items". The implementation of SFAS No. 145 will require future early retirements of debt to be included in income from continuing operations which could materially affect our income from continuing operations. In fiscal 2002 the Company reported an approximate $2.7 million extraordinary gain from early retirement of debt, net of tax.

     FASB Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 in fiscal 2002 and did not consider the impact to be material.

CRITICAL ACCOUNTING POLICIES

     We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 2 to the consolidated financial statements.

     The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside professional advisors to assist in our evaluation. We believe the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of our consolidated financial statements:

     o Allowance for doubtful accounts. We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of our trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide a general allowance for other accounts based on historical collection and write-off experience. Judgment is necessary and if the financial condition of our customers were to worsen, additional allowances may be required.

     o Inventories. Our inventories, which consist of raw materials and work-in-process, are valued at the lower of cost or market value. We evaluate all of our raw material inventory for slow moving product based on recent usage, projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value based on current realization trends. If the projected net realizable value is less than cost, we provide a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident.

     o Intangible assets. When we acquire other companies or businesses we allocate the purchase price, including expenses and assumed liabilities, to the assets and liabilities acquired including intangible assets and goodwill. We estimate the useful lives of the intangible assets by factoring in the characteristics of the related products such as:

          existing  sales  contracts,   patent   protection,   estimated  future
          introductions of competing products and other issues. The factors that drive the estimate of the life of the asset are inherently uncertain.

     o Long-lived assets. We review our property, intangible assets and goodwill for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

     o Revenue recognition. We recognize revenue when the risks and rewards of ownership are assumed by the buyer. This generally occurs upon delivery of product to the buyer.

     o Deferred income tax assets. We have recorded deferred income tax assets related to the temporary differences between the tax bases and financial reporting bases of assets and liabilities. An adjustment to income tax expense would be required in a future period if we determine that the amount of deferred tax assets to be realized differs from the net recorded amount.

FORWARD-LOOKING STATEMENTS

     The information provided in this document contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance or achievements of our Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: (1) economic conditions in general and in our specific market areas; (2) the significant indebtedness of our company;
(3) changes in operating strategy or development plans; (4) the competitive environment in the sampling industry in general and in our specific market areas; (5) changes in prevailing interest rates; (6) changes in or failure to comply with postal regulations or other federal, state and/or local government regulations; (7) changes in cost of goods and services; (8) changes in our capital expenditure plans; (9) the ability to attract and retain qualified personnel; (10) inflation; (11) liability and other claims asserted against us;
(12) labor disturbances and other factors.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     In fiscal 2002, we generated approximately 21% of our sales from customers outside the United States, principally in Europe. International sales are generated primarily from our foreign subsidiary located in France and are primarily denominated in the local currency. Our foreign subsidiary also incurs the majority of its expenses in the local currency and uses the local currency as its functional currency.

     Our major principal cash balances are held in U.S. dollars. Cash balances in foreign currencies are held to minimum balances for working capital purposes and therefore have a minimum risk to currency fluctuations.

     We periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At June 30, 2002, there were no forward exchange contracts outstanding.

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

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of Holding as of September 1, 2002.

Name                       Age              Position
----                       ---              --------
Thompson Dean              44               Chairman of the Board and Director
William J. Fox             46               President, Chief Executive Officer
                                            and Director
Kenneth A. Budde           53               Senior Vice President, Chief
                                            Financial Officer and Secretary
A. Bruce Prashker          40               Senior Vice President and Assistant
                                            Secretary
Hugh R. Kirkpatrick        65               Director
David M. Wittels           38               Director
David A. Durkin            33               Director

     Thompson Dean has served as Chairman of the Board and a Director of Holding since December 1997. Mr. Dean has been Head of Leveraged Corporate Private Equity for Credit Suisse First Boston since November 2000. He has also been Investment Committee Co-Chairman and Managing Partner of DLJ Merchant Banking Partners since 1995. Previously, Mr. Dean was a Managing Director of DLJ Merchant Banking and its predecessor since 1991. Mr. Dean also serves as a director of DeCrane Aircraft Holdings, Inc., Von Hoffmann Press, Inc., Formica Corporation, Insilco Holding Company, Manufactures' Services Ltd. and Mueller Holdings (N.A.), Inc.

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

     David M. Wittels has served as a director of Holding since December 1997. Mr. Wittels has been a Managing Director of DLJ Merchant Banking since January 2001 and has served in various capacities with DLJ Merchant Banking for the past five years. Mr. Wittels also serves as a director of Mueller Holdings (N.A.), Inc., Ziff Davis Holdings, Inc., Advanstar, Inc. and Advanstar Communications Inc.

     David A. Durkin has served as a director of Holding since May 2002. Mr. Durkin has been a Vice President of DLJ Merchant Banking since 2000. Prior to that, he served as a Vice President in the Leveraged Finance Group and other roles in the Investment Banking Department of DLJ Securities Corporation since 1996. Mr. Durkin also serves as a director of Seabulk International, Inc.

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

APPROVAL OF NON-AUDIT SERVICES

     The board of directors has approved the provision of tax services by PricewaterhouseCoopers, the Company's independent auditors, for the fiscal year ended June 30, 2002 and the fiscal year ending June 30, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information for the three most recently completed fiscal years with respect to the compensation of our chief executive officer and our other most highly compensated executive officers whose total annual compensation exceeded $100,000. We refer to these individuals as our named executive officers.


                           Summary Compensation Table

                                                                                             Long Term
                                                   Annual Compensation                      Compensation
                                                   -------------------                      ------------

                                              Fiscal                                         Securities             All Other
        Name and Principal Position            Year        Salary          Bonus         Underlying Options     Compensation(1)
        ---------------------------            ----        ------          -----         ------------------     ---------------

William J. Fox                                 2002    $   775,000     $   1,190,724                --                8,545
   President, Chief Executive Officer          2001        700,000         1,125,000                --                8,545
   And Director                                2000        650,000         1,214,000            888,000(2)            8,145

Kenneth A. Budde                               2002        210,000           121,653                --                6,800
   Chief Financial Officer                     2001        190,000           135,000                --                6,800
                                               2000        175,000           102,500            160,000               7,090

A. Bruce Prashker                              2002        205,000            77,613                --                6,800
  Senior Vice President                        2001        190,000            90,000                --                4,787
                                               2000         34,346                --             50,000                  --



     (1) Represents amounts contributed on behalf of the named executive to 401(k) retirement savings plan and amounts paid for supplemental life insurance premiums.

     (2) Pursuant to the terms of his employment agreement, Mr. Fox received options to acquire 5% of AHC's issued and outstanding common stock on a pro forma fully diluted basis. As of June 30, 2000, 888,000 shares of common stock represented 5% of AHC's issued and outstanding common stock on a pro forma fully diluted basis.


OPTION GRANTS IN LAST FISCAL YEAR

     There were no stock options granted during fiscal 2002 to any of the named executive officers.

FISCAL YEAR END OPTION VALUES

     The following table sets forth information about the number and value of options held by the named executive officers as of June 30, 2002. The values of the in-the-money options have been calculated on the basis of $1.00 per share fair market value of our common stock as of that date less the applicable exercise price.


                             Year End Option Values

                                             Number of securities
                                            underlying unexercised           Value of unexercised in-the-
                                           options at June 30, 2002          money options at June 30, 2002
                                         --------------------------------- ---------------------------------


                 Name                       Exercisable    Unexercisable      Exercisable    Unexercisable
                 ----                       -----------    -------------      -----------    -------------

William J. Fox                                666,000         222,000              --               --
   President, Chief Executive Officer
   And Director

Kenneth A. Budde                              126,667          33,333              --               --
   Chief Financial Officer

A. Bruce Prashker                              41,667           8,333              --               --
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

     The option plan authorizes the issuance of options to acquire up to 1,650,000 shares of common stock of AHC. The option plan is administered by the board of directors or a compensation committee to be designated by the board of directors. Pursuant to the option plan, AHC may grant options, including options that become exercisable as performance standards determined by the committee are met, to key employees and directors of AHC and any parent or subsidiary corporation. The terms of any grant will be determined by the committee and set forth in a separate grant agreement. The exercise price will be at least equal to the fair market value per share of AHC common stock on the date of grant, provided that the exercise price shall not be less than $1.00 per share. Options may be exercisable for up to ten years. The committee has the right to accelerate the right to exercise any option granted under the option plan without effecting the expiration date thereof. Upon the occurrence of a change in control (as defined in the option plan) of AHC, each option may, at the discretion of the committee, be terminated upon notice to the holder and each such holder will receive, in respect of each share of AHC common stock for which such option is then exercisable, an amount equal to the excess of the then fair market value of such share of AHC common stock over the per share exercise price.

     AHC granted 21,000 options for shares of capital stock in fiscal 2002 and no options for shares of capital stock of AHC were exercised in fiscal 2002. These options vest over a three year period.

EMPLOYMENT AGREEMENTS

Fox Agreement

     On January 27, 1999, William J. Fox entered into an employment agreement with us effective February 1, 1999 and as amended effective July 1, 2001. The agreement initially ended on February 1, 2002, the third anniversary of the effective date, subject to extension for one additional day each day after February 1, 2000, unless either party provides notice not to extend. Accordingly, as of September 1, 2002 the agreement ends on September 1, 2004.

     Mr. Fox's base salary is $788,175 and he is eligible to receive a performance-based bonus of between 50% to 100% or between 100% to 200% of his base salary upon achievement of targeted goals, and other incentive payments.

     Pursuant to the terms of his employment agreement, Mr. Fox received options to acquire 5% of AHC's issued and outstanding common stock on a pro forma fully diluted basis, subject to anti-dilution protection. These options will vest at specified dates and upon the occurrence of specified conditions. In addition, upon a change in control (as defined in the employment agreement), all time vested options vest and all performance vested options vest if the DLJ Entities (as defined in the employment agreement) achieve certain levels of return on their equity investments.

     If Mr. Fox's employment is terminated by us without cause or by Mr. Fox for good reason, we will pay Mr. Fox two times his base salary, 50% of such amount on termination of employment and 50% paid in equal monthly installments over a six-month period following the date of termination. However, in the event Mr. Fox's employment is terminated by us without cause or by Mr. Fox for good reason, in either case within sixteen months following a change of control, Mr. Fox is entitled to an amount equal to two times the highest aggregate base salary and performance-based bonus amount paid to him in any of the three calendar years prior to the effective date of any change of control, 50% of such amount on termination of employment and 50% paid in equal monthly installments over a six-month period following the date of termination. In addition, Mr. Fox will receive a pro-rata bonus for the year of termination if he would have been entitled to such a bonus had he remained employed during the year of termination. If such termination occurs within 6 months of a time where a tranche of time-vested options would otherwise become exercisable, then a pro-rata portion of such tranche will become exercisable.

     The employment agreement contains confidentiality, noncompetition and nonsolicitation provisions. The restricted period for the noncompetition provisions upon termination of employment is two years if Mr. Fox's employment is terminated by us without cause or by us for good reason, and one year if Mr. Fox's employment is terminated for any other reason.

Budde Agreement

     Mr. Budde is presently retained as chief financial officer pursuant to an employment agreement that provides for an annual base salary of $220,500 and he is eligible to receive a performance-based bonus of 60% of his base salary upon achievement of targeted goals and up to 100% of his base salary for higher performance. The term of the employment agreement with Mr. Budde, which expires on June 30, 2003, automatically renews for additional twelve-month terms, unless either party elects otherwise. If Mr. Budde is terminated by us without cause or if we elect not to renew Mr. Budde's employment, we will pay Mr. Budde an amount equal to his base salary over a twelve-month period following the date of termination.

Prashker Agreement

     Mr. Prashker is presently retained as senior vice president at an annual salary base of $215,300. Mr. Prashker has a salary continuation agreement, whereby, if Mr. Prashker is terminated by us without cause within one year of a change of control, Mr. Prashker is entitled to an amount equal to his base salary over a twelve-month period following the date of termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of AHC, Holding or AKI had a compensation committee during fiscal 2002. Certain members of our board of directors, other than Mr. Fox, participated in deliberations regarding compensation to be paid to Mr. Fox. Mr. Fox determined the compensation to be paid to other executive officers, in consultation with certain members of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of AKI's issued and outstanding capital stock is owned by Holding. All of Holding's issued and outstanding capital stock is owned by AHC. The following table sets forth certain information as of September 12, 2002 with respect to the beneficial ownership of AHC common stock by (1) owners of more than 5% of such AHC common stock, (2) each director and named executive officer of Holding and (3) all directors and executive officers of Holding, as a group.


                                                                                     Shares           Percentage of
                                                                                  Beneficially       Outstanding AHC
                               Beneficial Owner                                      Owned             Common Stock
                               ----------------                                      -----             ------------

DLJ Merchant Banking Partners, II, L.P. and affiliated entities (1)                  15,921,111             98.8%
William J. Fox (2)                                                                      888,000              5.2%
Thompson Dean (3)                                                                             -                -
Hugh R. Kirpatrick (2)                                                                    5,000                *
David A. Durkin (3)                                                                           -                -
David M. Wittels (3)                                                                          -                -
Kenneth A. Budde (2)                                                                    160,000                *
A. Bruce Prashker (2)                                                                    41,667                *
All directors and executive officers as a group (2)                                   1,094,667             6.4%

-------------


     * Less than one percent.

     (1) Consists of shares held directly by the following affiliated investors: DLJ Merchant Banking Partners II, L.P; DLJ Merchant Banking Partners II-A, LP ("DLJMBII-A); DLJ Offshore Partners II, C.V. ("Offshore Partners II"); DLJ Diversified Partners, L.P. ("Diversified Partners"); DLJ Diversified Partners-A, L.P ("Diversified Partners-A"); DLJMB Funding II, Inc. ("DLJ Funding II"); DLJ Millennium Partners, L.P. ("Millennium Partners"); DLJ Millennium Partners-A, L.P, ("Millennium Partners-A"); DLJ EAB Partners, L.P ("EAB Partners"); UK Investment Plan 1997 Partners ("UK Partners"); and DLJ First ESC L.P ("First ESC"). The address of each of DLJMBII, DLJMBII-A, Diversified Partners, Diversified Partners-A, DLJ Funding II, Scratch & Sniff, Millennium Partners, Millennium Partners-A, EAB Partners and First ESC is Eleven Madison Avenue, New York, New York 10010. The address of Offshore Partners II is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles. The address of UK Partners is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067. Does not include 18,000 shares of AHC Common Stock held directly by the Scratch & Sniff Funding, Inc., an affiliate of DLJMBII.

     (2) Includes shares of common stock issuable upon the exercise of stock options exercisable within 60 days of September 12, 2002.

     (3) Messrs. Dean, Durkin and Wittels are officers of DLJ Merchant Banking, an affiliate of DLJMBII. Share data shown for such individuals excludes shares shown as held by DLJMBII or its affiliates, as to which such individuals disclaim beneficial ownership. The address of each of Messrs. Dean, Durkin and Wittels is Eleven Madison Avenue, New York, New York 10010.


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

STOCKHOLDER NOTES

     Our Company has a promissory note payable to AHC which allows us to borrow up to $10 million at such interest rates and due as agreed upon by the Company and AHC. Interest paid to AHC in connection with the promissory note totaled approximately $14,000, $320,000 and $22,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

TRANSACTIONS WITH LOEHMANN'S, INC.

     In fiscal 2002 we performed marketing and design services for Loehmann's, Inc. totaling approximately $47,000 and are in the process of performing additional services with anticipated revenues of approximately $86,000. Mr. Fox, our President and Chief Executive Officer, is also on the Board of Directors of Loehmann's, Inc. We believe that our services provided to Loehmann's, Inc. are on terms no less favorable than could have been provided to an unaffiliated third party.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)     1.     Financial Statements.

                         The financial statements listed on the accompanying index to such financial statements are filed as part of this report.

                  2.     Financial Statement Schedule.

                         None.

                  3.     Exhibits and Exhibit Index.



3.1             Certificate of Incorporation of Holding. (1)

3.2             Certificate of Incorporation of AKI. (2)

3.3             Bylaws of Holding. (1)

3.4             Bylaws of AKI. (2)

4.1 Indenture dated as of June 25, 1998 between Holding and State Street Bank and Trust Company, as Trustee. (1)

4.2 Indenture dated as of June 25, 1998 between AKI and IBJ Schroder Trust Company, as Trustee. (2)

4.3 Form of 13 1/2% Senior Discount Debentures due July 1, 2009 (included in Exhibit 4.1).

4.4 Form of 10 1/2% Senior Discount Notes due July 1, 2008 (included in Exhibit 4.2).

10.1 Registration Rights Agreement of Holding, dated as of June 25, 1998 between Holding and DLJMBII. (1)

10.2 Registration Rights Agreement of AKI, dated as of June 25, 1998, between AKI and DLJMBII. (2)

10.3            AHC Stock Option Plan. (1)

10.4 Employment Agreement dated as of February 1, 1999 between Holding and William J. Fox. (3) +

10.5 Amendment to Employment Agreement dated as of September 17, 2001 between Holding and William J. Fox. (4) +

10.6 Salary Continuation Agreement dated as of October 1, 2001 between Arcade Marketing, Inc. and Bruce Prashker. (5) +

10.7 Employment Agreement dated as of July 1, 2000 between Holding and Kenneth A. Budde. (6) +

10.8 Amended and Restated Credit Agreement dated as of December 8, 2001 between the Company and Heller Financial, Inc. (7)

10.9 Financial Advisory Agreement dated as of December 12, 1997 between AHC and DLJ. (1)

12.1            Computation of Ratio of Earnings to Fixed Charges. *

21.1            Subsidiaries of Holding. *

99.1            Certification by Chief Executive Officer.

99.2            Certification by Chief Financial Officer.

--------------

(1) Incorporated by reference from Registrant's Registration Statement on Form S-4, File No. 333-60991 filed with the Securities and Exchange Commission on August 7, 1998.

(2) Incorporated by reference from Registrant's Registration Statement on Form S-4, File No. 333-60989 filed with the Securities and Exchange Commission on August 7, 1998.

(3) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 1999.

(4) Incorporated by reference from Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 18, 2001.

(5) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2001.

(6) Incorporated by reference from Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2000.

(7) Incorporated by reference from Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2001.

*        Filed herewith

+        Compensatory Contract


         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the three months ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AKI Holding Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of September, 2002.

                                       AKI HOLDING CORP.

                                           (Registrant)


                                       By: /S/ William J. Fox
                                           -------------------------------------
                                           William J. Fox
                                           President and Chief Executive Officer

     Each person whose signature appears below hereby appoints William J. Fox and Kenneth A. Budde, or any of them, as such person's true and lawful attorney-in-fact, with full power of substitution or resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign on such person's behalf, individually and in each capacity stated below, any and all amendments to this Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 24th day of September, 2002.

        SIGNATURE                                         TITLE
        ---------                                         -----

/S/ Thompson Dean                            Chairman and Director
--------------------------------
Thompson Dean

                                             President, Chief Executive Officer
/S/ William J. Fox                           and Director  (Principal Executive
--------------------------------             Officer)
William J. Fox


/S/ Kenneth A. Budde                         Senior Vice President, Chief
--------------------------------             Financial Officer and Secretary
Kenneth A. Budde                             (Principal Financial and
                                             Accounting Officer)

/S/ David A. Durkin                          Director
--------------------------------
David A. Durkin

/S/ Hugh R. Kirkpatrick                      Director
--------------------------------
Hugh R. Kirkpatrick


/S/ David M. Wittels                         Director
--------------------------------
David M. Wittels


CERTIFICATIONS

I, William J. Fox, certify that:

     1.   I have reviewed this annual report on Form 10-K of AKI Holding Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 24, 2002
/S/ William J. Fox
---------------------------------
William J. Fox
Chief Executive Officer

I, Kenneth A. Budde, certify that:

     1.   I have reviewed this annual report on Form 10-K of AKI Holding Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 24, 2002
/S/ Kenneth A. Budde
---------------------------------
Kenneth A. Budde
Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AKI, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of September, 2002.

                                       AKI, INC.

                                           (Registrant)


                                       By: /S/ William J. Fox
                                           -------------------------------------
                                           William J. Fox
                                           President, Chief Executive Officer
                                           and Chairman

     Each person whose signature appears below hereby appoints William J. Fox and Kenneth A. Budde, or any of them, as such person's true and lawful attorney-in-fact, with full power of substitution or resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign on such person's behalf, individually and in each capacity stated below, any and all amendments to this Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 24th day of September, 2002.

        SIGNATURE                                         TITLE
        ---------                                         -----

/S/ William J. Fox                           President, Chief Executive Officer,
--------------------------------             Chairman and Director  (Principal
William J. Fox                               Executive Officer)

/S/ Kenneth A. Budde                         Senior Vice President, Chief
--------------------------------             Financial Officer and Secretary
Kenneth A. Budde                             (Principal Financial and
                                             Accounting Officer)

/S/ Thompson Dean                            Director
--------------------------------
Thompson Dean

/S/ David A. Durkin                          Director
--------------------------------
David A. Durkin

/S/ Hugh R. Kirkpatrick                      Director
--------------------------------
Hugh R. Kirkpatrick

/S/ David M. Wittels                         Director
--------------------------------
David M. Wittels


CERTIFICATIONS:

I, William J. Fox, certify that:

     1.   I have reviewed this annual report on Form 10-K of AKI, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 24, 2002
/S/ William J. Fox
--------------------------------
William J. Fox
Chief Executive Officer

I, Kenneth A. Budde, certify that:

     1.   I have reviewed this annual report on Form 10-K of AKI, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 24, 2002
/S/ Kenneth A. Budde
--------------------------------
Kenneth A. Budde
Chief Financial Officer

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF AKI HOLDING CORP.:

   Report of Independent Accountants.....................................   F-2

   Consolidated Balance Sheets at June 30, 2002 and 2001.................   F-3

   Consolidated Statements of Operations for the years ended
       June 30, 2002, 2001 and 2000 .....................................   F-4

   Consolidated Statements of Stockholder's Equity
       for the years ended June 30, 2002, 2001 and 2000 .................   F-5

   Consolidated Statements of Cash Flows for the years ended
       June 30, 2002, 2001 and 2000 .....................................   F-6

   Notes to Consolidated Financial Statements............................   F-7

CONSOLIDATED FINANCIAL STATEMENTS OF AKI, INC.:

   Report of Independent Accountants.....................................  F-24

   Consolidated Balance Sheets at June 30, 2002 and 2001 ................  F-25

   Consolidated Statements of Operations for the years ended
       June 30, 2002, 2001 and 2000 .....................................  F-26

   Consolidated Statements of Stockholder's Equity
       for the years ended June 30, 2002, 2001 and 2000 .................  F-27

   Consolidated Statements of Cash Flows for the years ended
       June 30, 2002, 2001 and 2000 .....................................  F-28

   Notes to Consolidated Financial Statements............................  F-29

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of AKI Holding Corp. and Subsidiaries

     In our  opinion,  the  accompanying  consolidated  balance  sheets  and the related  consolidated  statements of operations,  stockholder's  equity and cash flows present fairly, in all material respects, the financial position of AKI Holding Corp. and Subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






PricewaterhouseCoopers LLP
Knoxville, Tennessee
August 2, 2002

                       AKI HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except share and per share information)


                                                                                              June 30,
                                                                                    ----------------------------
                                                                                        2002             2001
                                                                                        ----             ----

ASSETS
Current assets
Cash and cash equivalents..............................................             $     1,875      $     4,654
Accounts receivable, net...............................................                  23,796           18,020
Inventory, net.........................................................                   8,014            6,330
Prepaid expenses.......................................................                     667              492
Deferred income taxes..................................................                     977              770
                                                                                    -----------      -----------
      Total current assets.............................................                  35,329           30,266

Property, plant and equipment, net.....................................                  19,616           15,778
Goodwill, net .........................................................                 153,277          157,334
Other intangible assets, net...........................................                  13,142            6,337
Deferred charges, net..................................................                   4,059            4,381
Deferred income taxes..................................................                     692                -
Other assets...........................................................                     164               88
                                                                                    -----------      -----------
      Total assets.....................................................             $   226,279      $   214,184
                                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations...........................             $         -      $       503
Current portion of long-term debt......................................                   1,375                -
Accounts payable, trade................................................                   5,826            3,886
Accrued income taxes...................................................                   2,007            1,642
Accrued compensation...................................................                   5,338            4,715
Accrued interest.......................................................                   5,570            5,443
Accrued expenses.......................................................                   3,642            3,908
                                                                                    -----------      -----------
      Total current liabilities........................................                  23,758           20,097

Revolving credit line..................................................                   2,750                -
Term loan..............................................................                   8,125                -
Senior notes...........................................................                 103,510          103,510
Senior discount debentures.............................................                  15,901           23,926
Deferred income taxes..................................................                       -               19
Other non-current liabilities..........................................                   2,338            1,863
                                                                                    -----------      -----------
      Total liabilities................................................                 156,382          149,415

Commitments and contingencies

Stockholder's equity
Common stock, $0.01 par, 1,000 shares authorized; 1,000
    shares issued and outstanding......................................                       -                -
Additional paid-in capital.............................................                  93,656           93,656
Accumulated deficit....................................................                  (7,583)         (12,320)
Accumulated other comprehensive loss...................................                    (446)            (837)
Carryover basis adjustment.............................................                 (15,730)         (15,730)
                                                                                    ------------     -----------
      Total stockholder's equity.......................................                  69,897           64,769
                                                                                    -----------      -----------

      Total liabilities and stockholder's equity.......................             $   226,279      $   214,184
                                                                                    ===========      ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                                                      Year Ended June 30,
                                                                           ----------------------------------------
                                                                              2002           2001           2000
                                                                              ----           ----           ----

Net sales.....................................................             $ 120,893      $ 115,395       $  99,811
Cost of goods sold............................................                73,888         71,336          61,552
                                                                           ---------      ---------       ---------

     Gross profit.............................................                47,005         44,059          38,259

Selling, general and administrative expenses .................                18,943         18,199          16,980
Amortization of goodwill and other intangible assets..........                 6,451          5,757           5,336
Gain from settlement of purchase price dispute, net...........                  (992)             -            (858)
                                                                           ----------     ---------       ----------

     Income from operations...................................                22,603         20,103          16,801

Other expenses (income):
   Interest expense...........................................                15,633         16,911          17,401
   Management fees to stockholders and affiliate..............                   250            250             250
                                                                           ---------      ---------       ---------

     Income (loss) before income taxes and extraordinary gain.                 6,720          2,942            (850)

Income tax expense............................................                 4,658          3,449           1,596
                                                                           ---------      ---------       ---------

     Income (loss) before extraordinary gain..................                 2,062           (507)         (2,446)

Extraordinary gain from early retirement of debt, net of tax..                 2,675          2,016           1,089
                                                                           ---------      ---------       ---------

   Net income (loss)..........................................             $   4,737      $   1,509       $  (1,357)
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

                       AKI HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                    (in thousands, except share information)


                                                                                                   Accumulated
                                                       Additional                      Other        Carryover
                                       Common Stock      Paid-in     Accumulated   Comprehensive      Basis
                                      Shares  Amount     Capital       Deficit          Loss        Adjustment      Total
                                      ------  ------     -------       -------          ----        ----------      -----


Balances, June 30, 1999...........     1,000  $   -     $  78,364      $(12,472)     $    (365)     $ (15,730)    $ 49,797
Equity contribution by AHC I
  Acquisition Corp................         -      -        10,571             -              -              -       10,571
Net loss..........................         -      -             -        (1,357)             -              -       (1,357)
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment...................         -      -             -             -           (177)             -         (177)
                                                                                                                  --------
Comprehensive loss................                                                                                  (1,534)
                                      ------  -----     ---------      --------      ---------      ---------     --------

Balances, June 30, 2000...........     1,000      -        88,935       (13,829)          (542)       (15,730)      58,834
Equity contribution by AHC I
  Acquisition Corp................         -      -         4,721             -              -              -        4,721
Net income........................         -      -             -         1,509              -              -        1,509
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment...................         -      -             -             -           (295)             -         (295)
                                                                                                                  --------
Comprehensive income..............                                                                                   1,214
                                      ------  -----     ---------      --------      ---------      ---------     --------

Balances, June 30, 2001...........     1,000      -        93,656       (12,320)          (837)       (15,730)      64,769
Net income........................         -      -             -         4,737              -              -        4,737
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment...................         -      -             -             -            391              -          391
                                                                                                                  --------
Comprehensive income..............                                                                                   5,128
                                     -------  -----     ---------      --------      ---------      ---------     --------

Balances, June 30, 2002...........     1,000  $   -     $  93,656      $ (7,583)     $    (446)     $ (15,730)    $ 69,897
                                     =======  =====     =========      ========      =========      =========     ========



        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      Year Ended June 30,
                                                                        --------------------------------------------
                                                                           2002              2001             2000
                                                                           ----              ----             ----
Cash flows from operating activities:
   Net income (loss)..........................................          $   4,737         $   1,509        $  (1,357)
   Adjustment to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization of goodwill and other
       intangibles............................................             12,096            10,119            9,738
     Amortization of debt discount............................              3,029             3,610            3,639
     Amortization of loan closing costs.......................                693               808            1,050
     Deferred income taxes....................................               (918)             (712)           1,359
     Gain from early retirement of debt.......................             (3,941)           (3,446)          (2,087)
     Other....................................................                472               (84)              (1)
     Changes in operating assets and liabilities:
       Accounts receivable....................................             (2,541)            3,502           (2,576)
       Inventory..............................................                690             1,427           (2,496)
       Prepaid expenses, deferred charges and other assets....               (131)             (400)             450
       Accounts payable and accrued expenses..................               (754)            1,939           (2,637)
       Income taxes...........................................                365             1,332             (155)
                                                                        ---------         ---------        ---------

       Net cash provided by operating activities..............             13,797            19,604            4,927
                                                                        ---------         ---------        ---------

Cash flows from investing activities:
   Purchases of equipment.....................................             (1,338)           (3,015)          (2,782)
   Payments for acquisitions, net of cash acquired............            (19,422)                -          (16,164)
   Patents....................................................                (79)             (137)            (150)
                                                                        ---------         ---------       ----------
       Net cash used in investing activities..................            (20,839)           (3,152)         (19,096)
                                                                        ---------         ---------       ----------

Cash flows from financing activities:
   Payments under capital leases for equipment................               (503)             (846)            (688)
   Repayments of long-term debt...............................             (6,805)           (3,110)               -
   Net proceeds (repayments) on revolving loan................              2,750            (9,000)           9,000
   Proceeds from term loan, net of repayment of $500 in 2002..              9,500                 -                -
   Payments of loan closing costs.............................               (679)                -                -
                                                                        ---------         ---------        ---------

       Net cash provided by (used in) financing activities....              4,263           (12,956)           8,312
                                                                        ---------         ---------        ---------

Net increase (decrease) in cash and cash equivalents..........             (2,779)            3,496           (5,857)
Cash and cash equivalents, beginning of period................              4,654             1,158            7,015
                                                                        ---------         ---------        ---------
Cash and cash equivalents, end of period......................          $   1,875         $   4,654        $   1,158
                                                                        =========         =========        =========

Supplemental information:
   Cash paid (received) during the period for:
       Interest to stockholder(s) and affiliate...............          $      14         $     320        $      22
       Interest, other........................................             11,600            12,233           13,188
       Income taxes...........................................              6,857             4,115            1,264

Significant non-cash activities:
   Contribution of equity and retirement of senior
     discount debentures and senior notes.....................          $       -         $   4,721        $  10,571



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

          Two customers accounted for 31.3% of net sales during the year ended June 30, 2002. One customer accounted for 14.9% and 15.3% of net sales during the years ended June 30, 2001 and June 30, 2000, respectively.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Concentration of Purchasing

          Products accounting for a significant portion of the Company's net sales utilize specific grades of paper that are produced exclusively for the Company by one domestic supplier. The Company does not have a purchase agreement with the supplier and is not aware of any other suppliers of these specific grades of paper. These products can be manufactured using other grades of paper; however, the Company believes the specific grades of paper utilized by the Company provide the Company with an advantage over its competitors. The Company is currently researching methods of replicating the advantages of these specific grades of paper with other grades of paper available from multiple suppliers. Until such methods are developed, a loss of supply of these specific grades of paper and the resulting competitive advantage could cause a possible loss of sales, which could adversely affect operating results.

     Revenue Recognition and Accounts Receivable

          Product sales are recognized at the time risk of ownership transfers, net of estimated discounts. Accounts receivable is accounted for net of allowances for doubtful accounts. Under arrangements with certain customers, custom product which is stored for future delivery is recognized as revenue when title and risk of ownership has passed to the customer.

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

     Goodwill

          The aggregate purchase price of business acquisitions was allocated to the assets and liabilities of the acquired companies based on their respective fair values as of the acquisition dates. Goodwill represents the excess purchase price paid over the fair value of net identifiable assets acquired and for acquisitions prior to July 1, 2001 is amortized over a period of up to forty years using the straight-line method. Accumulated amortization was $20,159 and $15,353 at June 30, 2002 and June 30, 2001, respectively.

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

     Other Intangible Assets

          Other intangible assets include covenants not to compete, patents and other intangible assets and are being amortized over their estimated lives using the straight-line method. Accumulated amortization related to these intangibles assets was $4,530 and $2,442 at June 30, 2002 and June 30, 2001, respectively.

     Fair Value of Financial Instruments

          SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," requires the disclosure of the fair value of financial instruments, for assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The fair value of the Company's Senior Notes and Senior Discount Debentures, as determined from quoted market prices, was $98,459 and $7,067 at June 30, 2002 compared to a carrying value of $103,510 and $15,901 respectively. The carrying value of all other financial instruments approximated fair value at June 30, 2002.

     Foreign Currency Transactions

          Gains and (losses) on foreign currency transactions have been included in the determination of net income in accordance with SFAS No. 52, "Foreign Currency Translation." Foreign currency gains and (losses) amounted to $301, ($403) and ($51) for the years ended June 30, 2002, 2001 and 2000, respectively.

     Research and Development Expenses

          Research and development expenditures are charged to selling, general and administrative expenses in the period incurred. Research and development expenses totaled $1,766, $1,591 and $1,309 for the years ended June 30, 2002, 2001 and 2000, respectively.

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

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates in the areas of accounts receivable, inventory, intangible assets, long-lived assets and deferred income tax. Actual results could differ from those estimates.

     Recently Issued Accounting Standards

          FASB Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") was issued in June 2001. SFAS 141 changes the accounting and reporting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001, and accordingly, the CP acquisition has been accounted for and reported in accordance with SFAS 141.

          FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied at the beginning of an entity's fiscal year. The adoption of SFAS 142 in future financial statements will eliminate the amortization of goodwill, approximately $4,800 in fiscal 2002, while requiring annual tests for impairment of goodwill.

          FASB Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144") was issued in August 2001. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect a material impact in implementing SFAS 144 on its future financial statements.

          FASB Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued in April 2002. The most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30,
     "Reporting the Results of Operations - Discontinued Events and Extraordinary Items". The implementation of SFAS No. 145 will require future early retirements of debt to be included in income from operations which could materially affect income from operations. In fiscal 2002 the Company reported an approximate $2,700 extraordinary gain from early retirement of debt, net of tax.

          FASB Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 in fiscal 2002 and did not consider the impact to be material.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

3.   SIGNIFICANT ACQUISITIONS

          On December 18, 2001, the Company acquired the business including certain assets and assumed certain liabilities of Color Prelude, Inc. ("CP") for $19,423 including direct acquisition costs of $540. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". The purchase price has been allocated to the assets and liabilities acquired using estimated fair values at the date of acquisition and resulted in assigning value to goodwill totaling $407 which will not be amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". The following shows the allocation of the purchase price:

              Cash............................................   $         1
              Other current assets............................         5,680
              Property, plant and equipment...................         7,695
              Patents.........................................         7,750
              Other intangible assets.........................         1,069
              Goodwill........................................           407
                                                                 -----------

              Total allocation to assets......................   $    22,602
                                                                 ===========

              Current liabilities.............................   $     3,179
                                                                 ===========

          Patents are being amortized over a ten year period and other intangible assets are being amortized over periods ranging from one to four years.

          The results of the acquired operations are included in the financial statements since the date of acquisition. The following pro forma results include cost savings and other effects of the planned integration and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated. Pro forma results had CP been acquired at the beginning of fiscal 2001 are as follows:

                                                          2002          2001
                                                          ----          ----
                                                       (unaudited)   (unaudited)

         Revenue.................................... $   127,226    $   129,122
         Income (loss) before extraordinary items...       4,110            291
         Net income (loss)..........................       4,110          2,307


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

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

3.   SIGNIFICANT ACQUISITIONS (Continued)

          In April 2002 the Company settled a dispute with the former owners of RetCom. In connection with the settlement the Company received approximately $1,000 and has included this settlement amount net of related expenses in income from operations.

          In December 1999 the Company settled a dispute with the former owners of the Predecessor. In connection with the settlement the Company received approximately $1,200 and has included this settlement amount net of related expenses in income from operations.

4.   ACCOUNTS RECEIVABLE

     The following table details the components of accounts receivable:

                                                             June 30,
                                                   ----------------------------
                                                        2002            2001
                                                        ----            ----

         Trade accounts receivable...............  $   24,083        $   18,487
         Allowance for doubtful accounts.........        (608)             (836)
                                                   -----------       ----------
                                                       23,475            17,651
         Other accounts receivable...............         321               369
                                                   ----------        ----------

                                                   $   23,796        $   18,020
                                                   ==========        ==========

5.   INVENTORY

     The following table details the components of inventory:

                                                             June 30,
                                                   ----------------------------
                                                        2002            2001
                                                        ----            ----
         Raw materials
           Paper.................................  $    2,180        $    1,796
           Other raw materials...................       4,216             2,697
                                                   ----------        ----------
              Total raw materials................       6,396             4,493
         Work in process.........................       2,468             2,587
         Reserve for obsolescence................        (850)             (750)
                                                   ----------        ----------

          Total inventory......................... $    8,014        $    6,330
                                                   ==========        ==========

          The difference between the carrying value of paper inventory using the FIFO method as compared to the LIFO method was not significant at June 30, 2002 or June 30, 2001. During the year ended June 30, 2001, certain inventory quantity reductions caused a liquidation of LIFO inventory values which were immaterial.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

6.   PROPERTY, PLANT AND EQUIPMENT

          The following table details the components of property, plant and equipment as well as their estimated useful lives:


                                                                                      June 30,
                                                       Estimated             -------------------------
                                                      Useful Lives               2002           2001
                                                      ------------               ----           ----

         Land......................................                          $     258      $     258
         Building..................................   7 - 15 years               2,690          1,851
         Leasehold improvements....................   1 -  3 years                 353            651
         Machinery and equipment...................   5 -  7 years              32,000         23,622
         Furniture and fixtures....................   3 -  5 years               3,609          3,370
         Construction in progress..................                                255            405
                                                                             ---------      ---------
                                                                                39,165         30,157
         Accumulated depreciation..................                            (19,549)       (14,379)
                                                                             ---------      ---------
                                                                             $  19,616      $  15,778
                                                                             =========      =========



          Depreciation expense amounted to $5,197, $4,341 and $4,381 for the years ended June 30, 2002, 2001 and 2000, respectively.

          Property held under capital lease is included in the respective property, plant and equipment category as follows:

                                                                     June 30,
                                                                       2001
                                                                       ----

         Building...............................................    $     600
                                                                    ---------
                                                                          600
         Less accumulated depreciation..........................         (500)
                                                                    ---------
                                                                    $     100
                                                                    =========

          Depreciation of assets under capital lease totaled $100, $200 and $600 for the years ended June 30, 2002, 2001 and 2000, respectively.

7.   CREDIT AGREEMENT

          On December 18, 2001, the Company amended and restated its Credit Agreement. The Credit Agreement provides for a $10,000 term loan which matures on December 31, 2006 with varying quarterly principal payments and, under certain circumstances, payments of "excess cash flow" as defined in the Credit Agreement. Interest on amounts borrowed accrue at a floating rate based upon either prime or LIBOR (the weighted average interest rate on the outstanding balance under the term loan was 6.15% at June 30, 2002). The weighted average interest rate on the outstanding balance under the term loan was 5.96% for the year ending June 30, 2002. Future minimum principal payments under the term loan are as follows:

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


7.   CREDIT AGREEMENT (Continued)

                                           Principal
                                            Payment
                                            -------
                  2003................  $     1,375
                  2004................        1,875
                  2005................        2,125
                  2006................        2,625
                  2007................        1,500
                                        -----------
                                        $     9,500
                                        ===========

          The Credit Agreement also provides for a revolving loan commitment up to a maximum of $20,000 and expires on December 31, 2006. Borrowings are limited to a borrowing base consisting of accounts receivable, inventory and property, plant and equipment which serve as collateral for the borrowings. As of June 30, 2002, the Company's borrowing base was approximately $27,289. Interest on amounts borrowed accrue at a floating rate based upon either prime or LIBOR (the weighted average interest rate on the outstanding balance under the revolving loan was 6.49% and 7.75% at June 30, 2002 and 2001, respectively). The weighted average interest rate on the outstanding balance under the revolving loan was 6.45%, 9.58% and 9.12% for the years ended June 30, 2002, 2001 and 2000, respectively.

          The Company is required to pay commitment fees on the unused portion of the revolving loan commitment at a rate of approximately 0.5% per annum. In addition, the Company is required to pay fees equal to 2.5% of the average daily outstanding amount of lender guarantees. The Company had $291 of lender guarantees outstanding at June 30, 2002. These fees totaled $65, $59 and $69 for the years ended June 30, 2002, 2001 and 2000, respectively. The Credit Agreement contains certain financial covenants and other restrictions including restrictions on additional indebtedness and restrictions on the payment of dividends. As of June 30, 2002, the Company was in compliance with all debt covenants.

8.   LOANS PAYABLE TO STOCKHOLDER

          In May 2000, the Company signed a promissory note payable to AHC which allows the Company to borrow up to $10,000 at such interest rates and due as agreed upon by the Company and AHC. At June 30, 2002 no amount was outstanding under the promissory note. Interest paid to AHC in connection with the promissory note totaled $14, $320 and $22 for the years ended June 30, 2002, 2001 and 2000, respectively.

9.   SENIOR NOTES

          On June 25, 1998, AKI completed a private placement of $115,000 of Senior Notes (the "Senior Notes") which mature on July 1, 2008. The Senior Notes are general unsecured obligations of AKI and bear interest at 10.5% per annum, payable semi-annually on January 1 and July 1. The placement of the Senior Notes yielded AKI net proceeds of $110,158 after deducting offering expenses of $4,842, including $3,450 of underwriting fees paid to an affiliate of the stockholder. The Senior Notes are redeemable at the option of the Company, in whole or part, at any time after July 1, 2003 at a price of up to 105.25% of the outstanding principal balance plus accrued and unpaid interest. Prior to July 1, 2003, AKI is permitted to repurchase up to 35% of the Senior Notes at a redemption price equal to 110.5% of the aggregate principal amount plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. The Senior Notes contain certain covenants including restrictions on the declaration and payment of dividends by AKI to Holding and limitations on the

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

9.   SENIOR NOTES  (Continued)

     incurrence of additional indebtedness. On December 22, 1998, AKI completed the registration of its Senior Notes with the Securities and Exchange Commission. During fiscal 2001, AKI purchased $4,000 of the Senior Notes for $3,110 and recognized a gain, net of income taxes, of approximately $457. The purchased notes were subsequently retired. During fiscal 2000, AHC purchased $7,490 of the Senior Notes for $6,486 and recognized a gain, net of income taxes, of approximately $429. The notes were contributed to Holding and Holding contributed the notes to AKI. The notes were subsequently retired.

10.  SENIOR DISCOUNT DEBENTURES

          On June 25, 1998, Holding completed a private placement of Senior Discount Debentures (the "Debentures") with a stated value of $50,000. The Debentures are general unsecured obligations of Holding and mature on July 1, 2009. The Debentures do not accrue or pay interest until July 1, 2003 and were issued with an original issuance discount of $24,038. The placement of the Debentures yielded the Company net proceeds of $24,699 after deducting offering expenses of $1,263, including $1,038 of underwriting fees paid to an affiliate of the stockholder. The original issuance discount of $24,038 on the Debentures is being accreted from issuance through July 1, 2003 at an effective rate of 13.5% per annum. The unamortized balance of the original issuance discount was $2,219 and $7,124 at June 30, 2002 and 2001, respectively. After July 1, 2003, the Debentures will accrue interest at a rate of 13.5% per annum, payable semi-annually, commencing January 1, 2004. The Debentures are redeemable at the option of Holding, in whole or in part, at any time on or after July 1, 2003 at a price up to 106.75% of the outstanding principal balance plus accrued and unpaid interest. Prior to July 1, 2003, Holding is permitted to repurchase up to 35% of the aggregate principal amount at maturity of the Debentures originally issued at a redemption price equal to 113.5% of the accreted value of the Debentures with the net proceeds of one or more public equity offerings. The Debentures contain certain covenants including restrictions on the declaration and payment of dividends and limitations on the incurrence of additional indebtedness. On December 22, 1998, the Company completed the registration of its Senior Discount Debentures with the Securities and Exchange Commission. During fiscal 2002, Holding purchased, with proceeds from a distribution from AKI, Senior Discount Debentures with a carrying value of $11,054 for $6,804 and recognized a gain, net of income taxes, of approximately $2,676. The purchased Debentures were subsequently retired. During fiscal 2001, AHC purchased Senior Discount Debentures with a carrying value of $7,547 for $4,721 and recognized a gain, net of income taxes, of approximately $1,559. During fiscal 2000, AHC purchased Senior Discount Debentures with a carrying value of $5,426 for $4,084 and recognized a gain, net of income taxes, of approximately $660. The Debentures, purchased by AHC, were contributed to Holding and subsequently retired.

11.  INITIAL CAPITALIZATION

          In conjunction with the Acquisition, AHC issued $30,000 of Floating Rate Notes, $50,279 of Mandatorily Redeemable Senior Preferred Stock (the "Senior Preferred Stock") and $1,111 of its Common Stock. The Floating Rate Notes were issued with an original issuance discount of $5,389. Interest was payable quarterly and could be settled through the issuance of additional Floating Rate Notes through December 15, 2009, the maturity date, at the discretion of AHC. The original issuance discount of $5,389 was being amortized using the effective interest method over the life of the Floating Rate Notes. On November 1, 1999 AHC issued Amended and Restated Notes totaling $35,500 in exchange for the Floating Rate Notes. The Amended and Restated

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

11.  INITIAL CAPITALIZATION (Continued)

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

12.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

          Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense was $559, $538 and $589 for the years ended June 30, 2002, 2001 and 2000, respectively. Future minimum lease payments under the leases are as follows:


                        2003..........   $   1,212
                        2004..........       1,281
                        2005..........       1,001
                        2006..........         728
                        2007..........         557
                        Thereafter....       2,100
                                         ---------
                                         $   6,879
                                         =========

     Royalty Agreements

          Royalty agreements are maintained for certain technologies used in the manufacture of certain products. Under the terms of one royalty agreement, payments are required based on a percentage of net sales of those products manufactured with the specific technology, or a minimum of $500 per year. This agreement expires the earlier of (1) when a total of $11,800 in cumulative royalty payments has been paid or (2) December 31, 2003 unless renewed by the Company for successive one-year periods. The Company expensed $500 under this agreement for each of the three years ended June 30, 2002. The Company has paid $6,076 in cumulative royalty payments under this agreement through June 30, 2002.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

12.  COMMITMENTS AND CONTINGENCIES (Continued)

          Under the terms of another agreement, royalty payments are required based on the number of products sold that were manufactured with the specific licensed technology, or a minimum payment of $625 per year through the expiration of the agreement in 2012. The Company expensed $625 under this agreement for each of the three years ended June 30, 2002.

     Employment Agreements

          The Company has employment and salary continuation agreements with certain executive officers with terms through June 30, 2003 and 2004. Such agreements provide for base salaries totaling $1,250 per year. One officer has an incentive bonus of up to 200% of base salary which is payable if certain financial and management goals are attained and certain other incentive payments. The employment agreements also provide severance benefits of up to two years of base salary if the officers' services are terminated under certain conditions and one officer's agreement provides, in the event of termination resulting from a change of control, a severance benefit of two times his highest aggregate amount of base salary and bonus in any of the three calendar years prior to the effective date of termination.

     Litigation

          The Company is a party to litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     Printing Services Agreement

          In connection with the RetCom acquisition, AKI entered into a Printing Services Agreement, which expires December 31, 2004, with a former shareholder of RetCom. The Printing Services Agreement requires annual purchases of printing services totaling $5,000 with a 15% charge on the amount of any shortfall. The present value of the costs related to the estimated shortfall over the life of the Printing Services Agreement was recorded as a liability in the RetCom purchase accounting. The liability balance at June 30, 2002 was approximately $2,600.

13.  RETIREMENT PLANS

          A 401(k) defined contribution plan (the "Plan") is maintained for substantially all full-time salaried employees and certain non-union hourly employees. Applicable employees who have six months of service and have attained age 21 are eligible to participate in the Plan. Employees may elect to contribute a percentage of their earnings to the Plan in accordance with limits prescribed by law. The Company makes contributions to the Plan by matching a percentage of employee contributions. Costs associated with the Plan totaled $323, $294 and $251 for the years ended June 30, 2002, 2001 and 2000, respectively.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

13.  RETIREMENT PLANS (Continued)

          Certain hourly employees are covered under a multiemployer defined benefit plan administered under a collective bargaining agreement. Costs (determined by union contract) under the defined benefit plan were $221, $233 and $215 for the years ended June 30, 2002, 2001 and 2000, respectively.

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

          For financial reporting purposes, income (loss) before income taxes and extraordinary gain includes the following components:


                                                                               Year Ended June 30,
                                                                  ---------------------------------------------
                                                                     2002             2001              2000
                                                                     ----             ----              ----

         Income (loss) before income taxes and
           extraordinary gain:
              United States..................................     $   4,578        $   1,481         $  (1,305)
              Foreign........................................         2,142            1,461               455
                                                                  ---------        ---------         ---------

                                                                  $   6,720        $   2,942         $    (850)
                                                                  =========        =========         =========

          Significant components of the provision (benefit) for income taxes are as follows:


                                                                               Year Ended June 30,
                                                                  --------------------------------------------
                                                                     2002             2001              2000
                                                                     ----             ----              ----

         Current expense:
           Federal........................................        $   5,003        $   4,288         $     480
           Foreign........................................            1,042              526               171
           State..........................................              962              232                 -
                                                                  ---------        ---------         ---------
                                                                      7,007            5,046               651
                                                                  ---------        ---------         ---------

         Deferred expense (benefit):
           Federal........................................           (2,263)          (1,931)              519
           Foreign........................................                -                -                 -
           State..........................................              (86)             334               426
                                                                  ---------        ---------         ---------
                                                                     (2,349)          (1,597)              945
                                                                  ---------        ---------         ---------

                                                                  $   4,658        $   3,449         $   1,596
                                                                  =========        =========         =========


                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

14.  INCOME TAXES (Continued)

          The significant components of deferred tax assets (liabilities) at June 30, 2002 and 2001, were as follows:


                                                                               June 30,
                                                       -----------------------------------------------------
                                                                2002                          2001
                                                                ----                          ----
                                                        Current     Noncurrent         Current    Noncurrent
                                                        -------     ----------         -------    ----------

         Deferred income tax assets:
           Accrued expenses........................    $     483    $   1,923         $     474   $   2,338
           Allowance for doubtful accounts.........          216            -               296           -
           Reserve for inventory obsolescence......          278            -                 -           -
           Amortization of intangibles.............            -          773                 -         421
                                                       ---------    ---------         ---------   ---------
                                                             977        2,696               770       2,759

         Deferred income tax liability:
           Property, plant and equipment...........            -       (2,004)                -      (2,778)
                                                       ---------    ---------         ---------   ---------

              Deferred tax assets (liabilities)....    $     977     $    692         $     770   $     (19)
                                                       =========     ========         =========   =========



          The income tax provision recognized by the Company for the years ended June 30, 2002, 2001 and 2000 differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following:


                                                                              Year Ended June 30,
                                                                  -------------------------------------------
                                                                     2002             2001             2000
                                                                     ----             ----             ----

         Computed tax provision (benefit) at the
           statutory rate.................................        $   2,285        $   1,030        $    (289)
         State income tax provision, net of
           federal effect.................................              570              368              281
         Nondeductible expenses...........................            1,511            2,036            1,588
         Other, net.......................................              292               15               16
                                                                  ---------        ---------        ---------

                                                                  $   4,658        $   3,449        $   1,596
                                                                  =========        =========        =========


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

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

15.  STOCK OPTIONS (Continued)

          A summary of AHC stock option activity and related information for the years ended June 30, 2002, 2001 and 2000 follows:



                                              2002                            2001                          2000
                                     ------------------------       ------------------------       ------------------------
                                                    Weighted                        Weighted                      Weighted
                                                     Average                         Average                       Average
                                                    Exercise                        Exercise                      Exercise
                                       Options        Price           Options         Price           Options       Price
                                       -------        -----           -------         -----           -------       -----


Outstanding, beginning of year.....  1,464,850      $  1.00         1,509,450       $  1.00                -      $  1.00
     Granted.......................     21,000         1.00            35,500          1.00        1,519,917         1.00
     Exercised.....................          -           -                  -            -                 -            -
     Forfeited.....................    (16,800)        1.00           (80,100)         1.00          (10,467)        1.00
                                     ---------      -------         ---------       -------        ---------      -------

Outstanding, end of year...........  1,469,050      $  1.00         1,464,850       $  1.00        1,509,450      $  1.00
                                     ---------      =======         ---------       =======        ---------      =======

Exercisable, end of year...........  1,106,343      $  1.00           640,793       $  1.00          273,668      $  1.00
                                     =========      =======         =========       =======        =========      =======

Weighted average remaining
contractual life...................         7.5 years                      8.5 years                      9.5 years



          The Company has elected to account for its stock based compensation with employees under the intrinsic value method as permitted under SFAS
     123. Under the intrinsic value method, because the stock price of the Company's employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized. If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by SFAS 123, the net income (loss) for the years ended June 30, 2002, 2001 and 2000 would have been $4,632, $1,404 and ($1,408), respectively. In making this determination, fair value was estimated on the date of grant using the minimum value method and a risk-free interest rate ranging from 6.3% to 6.9%, estimated life of five years and dividend rate of 0.0%. The weighted average fair value at date of grant of options granted during 2002, 2001 and 2000 was approximately $0.21, $0.23 and $0.27, respectively, per option.

16.  RELATED PARTY TRANSACTIONS

          The Company made payments to an affiliate of DLJMBII for management fees of $250 for each of the three years ended June 30, 2002.

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



                                                           United
                                                           States                France                Total
                                                           ------                ------                -----
        Net sales:

        Year ended June 30, 2000...............         $      85,418         $      14,393         $      99,811
        Year ended June 30, 2001...............                96,845                18,550               115,395
        Year ended June 30, 2002...............               103,138                17,755               120,893

        Long-lived assets:

        Year ended June 30, 2000...............               192,262                    87               192,349
        Year ended June 30, 2001...............               183,848                    70               183,918
        Year ended June 30, 2002...............               190,868                    82               190,950



18.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

          The following condensed balance sheets at June 30, 2002 and June 30, 2001 and condensed statements of operations, stockholder's equity and cash flows for the years ended June 30, 2002, 2001 and 2000 for Holding should be read in conjunction with the consolidated financial statements and notes thereto.


                                 BALANCE SHEETS

                                                                                          June 30,
                                                                                ---------------------------
                                                                                    2002             2001
                                                                                    ----             ----
     Assets
     Investment in subsidiaries........................................         $   99,583       $  102,237
     Income tax receivable.............................................                 46                -
     Deferred charges..................................................                422              806
     Deferred income taxes.............................................              1,923            2,338
                                                                                ----------       ----------
       Total assets....................................................         $  101,974       $  105,381
                                                                                ==========       ==========

     Liabilities
     Accrued income taxes..............................................         $        -       $      119
     Senior discount debentures........................................             15,901           23,926
                                                                                ----------       ----------
       Total liabilities...............................................             15,901           24,045
                                                                                ----------       ----------

     Stockholder's equity
     Common Stock, $0.01 par value, 1,000 shares authorized;
       1,000 shares issued and outstanding.............................                  -                -
     Additional paid-in capital........................................             93,656           93,656
     Accumulated deficit...............................................             (7,583)         (12,320)
                                                                                -----------      ----------
       Total stockholder's equity......................................             86,073           81,336
                                                                                ----------       ----------

       Total liabilities and stockholder's equity......................         $  101,974       $  105,381
                                                                                ==========       ==========


                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

18.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)



                             STATEMENT OF OPERATIONS

                                                                                    Year Ended June 30,
                                                                       ----------------------------------------
                                                                          2002            2001            2000
                                                                          ----            ----            ----

     Equity in net income of subsidiaries.........................     $    4,151     $    2,439     $      495
     Interest expense, net........................................         (3,105)        (3,699)        (3,733)
                                                                       ----------     ----------     ----------

       Income (loss) before income taxes and extraordinary gain...          1,046         (1,260)        (3,238)

     Income tax benefit...........................................         (1,016)        (1,210)        (1,221)
                                                                       -----------    ----------     ----------

       Income (loss) before extraordinary gain....................          2,062            (50)        (2,017)

     Extraordinary gain from early retirement of debt, net of tax.          2,675          1,559            660
                                                                       ----------     ----------     ----------

       Net income (loss)..........................................     $    4,737     $    1,509     $   (1,357)
                                                                       ==========     ==========     ==========




                        STATEMENT OF STOCKHOLDER'S EQUITY

                                                                 Additional
                                             Common Stock          Paid-in      Accumulated
                                          Shares     Amount        Capital        Deficit         Total
                                          ------     ------        -------        -------         -----


     Balances, June 30, 1999..........      1,000    $     -    $    78,364     $  (12,472)    $    65,892
     Equity contribution by AHC I
       Acquisition Corp...............          -          -         10,571              -          10,571
     Net loss.........................          -          -              -         (1,357)         (1,357)
                                          -------    -------    -----------     ----------     -----------

     Balances, June 30, 2000..........      1,000          -         88,935        (13,829)         75,106
     Equity contribution by AHC I
       Acquisition Corp...............          -          -          4,721              -           4,721
     Net income.......................          -          -              -          1,509           1,509
                                          -------    -------    -----------     ----------     -----------

     Balances, June 30, 2001..........      1,000          -         93,656        (12,320)         81,336
     Net income.......................          -          -              -          4,737           4,737
                                          -------    -------    -----------     ----------     -----------

     Balances, June 30, 2002..........      1,000    $     -    $    93,656     $   (7,583)    $    86,073
                                          =======    =======    ===========     ==========     ===========


                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

18.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)




                             STATEMENT OF CASH FLOWS

                                                                                      Year Ended June 30,
                                                                             -----------------------------------
                                                                                 2002         2001         2000
                                                                                 ----         ----         ----
     Cash flows from operating activities:
       Net income (loss).................................................    $   4,737    $   1,509    $  (1,357)
       Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities:
           Net change in investment in subsidiaries......................       (4,151)      (2,439)        (495)
           Amortization of original issuance discount....................        3,029        3,610        3,639
           Amortization of loan closing costs............................           76           89           94
           Deferred income taxes.........................................          415         (325)        (807)
           Gain from early retirement of debt............................       (3,941)      (2,554)      (1,083)
           Changes in operating assets and liabilities:
             Income taxes................................................         (165)         110            9
                                                                             ---------    ---------     --------
              Net cash provided by (used in) operating activities........            -            -            -
                                                                             ---------    ---------     --------

     Cash flows from financing activities:
       Repayments of long-term debt......................................       (6,805)           -            -
       Distribution from subsidiary......................................        6,805            -            -
                                                                             ---------    ---------     --------
         Net cash provided by (used in) financing activities.............            -            -            -
                                                                             ---------    ---------     --------

     Net increase (decrease) in cash and cash equivalents................            -            -            -
     Cash and cash equivalents, beginning of period......................            -            -            -
                                                                             ---------    ---------     --------
     Cash and cash equivalents, end of period............................    $       -    $       -     $      -
                                                                             =========    =========     ========



19.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

          The following is a summary of the unaudited quarterly results of operations for Fiscal 2002 and Fiscal 2001.


                                  Quarter Ended     Quarter Ended    Quarter Ended     Quarter Ended
                                  September 30,     December 31,       March 31,         June 30,
     Fiscal 2002                      2001              2001             2002              2002            Total
                                      ----              ----             ----              ----            ------

     Net sales...............      $  27,381         $  22,329        $  35,472         $  35,711        $ 120,893
     Gross profit............         10,667             6,400           15,115            14,823           47,005
     Income from operations..          5,026               361            8,418             8,798           22,603
     Interest expense, net...          3,871             3,865            4,182             3,715           15,633
     Net income (loss).......            146            (2,697)           2,029             5,259            4,737


                                  Quarter Ended     Quarter Ended    Quarter Ended     Quarter Ended
                                  September 30,     December 31,       March 31,         June 30,
     Fiscal 2001                      2000              2000             2001              2001            Total
                                      ----              ----             ----              ----            ------

     Net sales...............      $  32,353         $  26,180        $  33,094         $  23,768        $  115,395
     Gross profit............         12,805             8,487           13,765             9,002            44,059
     Income from operations..          6,868             2,626            7,298             3,311            20,103
     Interest expense, net...          4,404             4,244            4,269             3,994            16,911
     Net income (loss).......            937              (621)           1,712              (519)            1,509



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of AKI, Inc. and Subsidiaries

     In our  opinion,  the  accompanying  consolidated  balance  sheets  and the related consolidated statements of operations, stockholder's equity and cash flows present fairly, in all material respects, the financial position of AKI, Inc. and Subsidiaries at June 30, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
Knoxville, Tennessee
August 2, 2002

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except share and per share information)



                                                                                              June 30,
                                                                                    ----------------------------
                                                                                        2002             2001
                                                                                        ----             ----

ASSETS
Current assets
Cash and cash equivalents..............................................             $    1,875       $    4,654
Accounts receivable, net...............................................                 23,796           18,020
Inventory, net.........................................................                  8,014            6,330
Prepaid expenses.......................................................                    667              492
Deferred income taxes..................................................                    977              770
                                                                                    ----------       ----------
      Total current assets.............................................                 35,329           30,266

Property, plant and equipment, net.....................................                 19,616           15,778
Goodwill, net .........................................................                153,277          157,334
Other intangible assets, net...........................................                 13,142            6,337
Deferred charges, net..................................................                  3,637            3,575
Other assets...........................................................                    164               88
                                                                                    ----------       ----------
      Total assets.....................................................             $  225,165       $  213,378
                                                                                    ==========       ==========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligation............................             $        -       $      503
Current portion of long-term debt......................................                  1,375                -
Accounts payable, trade................................................                  5,826            3,886
Accrued income taxes...................................................                  2,053            1,523
Accrued compensation...................................................                  5,338            4,715
Accrued interest.......................................................                  5,570            5,443
Accrued expenses.......................................................                  3,642            3,908
                                                                                    ----------       ----------
      Total current liabilities........................................                 23,804           19,978

Revolving credit line..................................................                  2,750                -
Term loan..............................................................                  8,125                -
Senior notes...........................................................                103,510          103,510
Deferred income taxes..................................................                  1,231            2,357
Other non-current liabilities..........................................                  2,338            1,863
                                                                                    ----------       ----------
      Total liabilities................................................                141,758          127,708

Commitments and contingencies

Stockholder's equity
Common stock, $0.01 par, 100,000 shares authorized; 1,000
    shares issued and outstanding......................................                      -                -
Additional paid-in capital............................................                 100,543          107,348
Accumulated deficit....................................................                   (960)          (5,111)
Accumulated other comprehensive loss...................................                   (446)            (837)
Carryover basis adjustment.............................................                (15,730)         (15,730)
                                                                                   -----------       ----------
      Total stockholder's equity.......................................                 83,407           85,670
                                                                                    ----------       ----------

      Total liabilities and stockholder's equity.......................             $  225,165       $  213,378
                                                                                    ==========       ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                                                      Year Ended June 30,
                                                                           ----------------------------------------
                                                                              2002           2001           2000
                                                                              ----           ----           ----

Net sales.....................................................             $ 120,893      $ 115,395       $  99,811
Cost of goods sold............................................                73,888         71,336          61,552
                                                                           ---------      ---------       ---------

   Gross profit...............................................                47,005         44,059          38,259

Selling, general and administrative expenses..................                18,943         18,199          16,980
Amortization of goodwill and other intangible assets..........                 6,451          5,757           5,336
Gain from settlement of purchase price dispute, net...........                  (992)             -            (858)
                                                                           ---------      ---------       ---------

   Income from operations.....................................                22,603         20,103          16,801

Other expenses (income):
   Interest expense...........................................                12,528         13,212          13,668
   Management fees to stockholders and affiliate..............                   250            250             250
                                                                           ---------      ---------       ---------

     Income before income taxes and extraordinary gain........                 9,825          6,641           2,883

Income tax expense............................................                 5,674          4,659           2,817
                                                                           ---------      ---------       ---------

     Income before extraordinary gain.........................                 4,151          1,982              66

Extraordinary gain from early retirement of debt, net
  of tax......................................................                     -            457             429
                                                                           ---------      ---------       ---------

   Net income.................................................             $   4,151      $   2,439       $     495
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

                                                                                                   Accumulated
                                                       Additional                      Other        Carryover
                                       Common Stock      Paid-in     Accumulated   Comprehensive      Basis
                                      Shares  Amount     Capital       Deficit          Loss        Adjustment      Total
                                      ------  ------     -------       -------          ----        ----------      -----


Balances, June 30, 1999...........     1,000  $   -     $ 100,862      $ (8,045)     $    (365)     $ (15,730)    $ 76,722
Equity contribution by AKI
  Holding Corp....................         -      -         6,486             -              -              -        6,486
Net income........................         -      -             -           495              -              -          495
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment...................         -      -             -             -           (177)             -         (177)
                                                                                                                  --------
Comprehensive income..............                                                                                     318
                                      ------  -----     ---------      --------      ---------      ---------     --------

Balances, June 30, 2000...........     1,000      -       107,348        (7,550)          (542)       (15,730)      83,526
Equity contribution by AKI
  Holding Corp....................         -      -             -             -              -              -            -
Net income........................         -      -             -         2,439              -              -        2,439
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment...................         -      -             -             -           (295)             -         (295)
                                                                                                                  --------
Comprehensive income..............                                                                                   2,144
                                      ------  -----     ---------      --------      ---------      ---------     --------

Balances, June 30, 2001...........     1,000      -       107,348        (5,111)          (837)       (15,730)      85,670
Distribution to AKI Holding Corp..         -      -        (6,805)            -              -              -       (6,805)
Net income........................         -      -             -         4,151              -              -        4,151
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment...................         -      -             -             -            391              -          391
                                                                                                                  --------
Comprehensive income..............                                                                                   4,542
                                      ------  -----     ---------      --------      ---------      ---------     --------

Balances, June 30, 2002...........     1,000  $   -     $ 100,543      $   (960)     $    (446)     $ (15,730)    $ 83,407
                                      ======  =====     =========      ========      =========      =========     ========




        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                      Year Ended June 30,
                                                                        --------------------------------------------
                                                                           2002              2001             2000
                                                                           ----              ----             ----

Cash flows from operating activities:
   Net income.................................................          $   4,151         $   2,439        $     495
   Adjustment to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization of goodwill and other
       intangibles............................................             12,096            10,119            9,738
     Amortization of loan closing costs.......................                617               719              956
     Deferred income taxes....................................             (1,333)             (387)           2,166
     Gain from early retirement of debt.......................                  -              (892)          (1,004)
     Other....................................................                472               (84)              (1)
     Changes in operating assets and liabilities:
       Accounts receivable....................................             (2,541)            3,502           (2,576)
       Inventory..............................................                690             1,427           (2,496)
       Prepaid expenses, deferred charges and other assets....               (131)             (400)             450
       Accounts payable and accrued expenses..................               (754)            1,939           (2,637)
       Income taxes...........................................                530             1,222             (164)
                                                                        ---------         ---------        ---------

       Net cash provided by operating activities..............             13,797            19,604            4,927
                                                                        ---------         ---------        ---------

Cash flows from investing activities:
   Purchases of equipment.....................................             (1,338)           (3,015)          (2,782)
   Payments for acquisitions, net of cash acquired............            (19,422)                -          (16,164)
   Patents....................................................                (79)             (137)            (150)
                                                                        ---------         ---------        ---------

       Net cash used in investing activities..................            (20,839)           (3,152)         (19,096)
                                                                        ---------         ---------        ---------

Cash flows from financing activities:
   Payments under capital leases for equipment................               (503)             (846)            (688)
   Repayments of long-term debt...............................                  -            (3,110)               -
   Net proceeds (repayments) on revolving loan................              2,750            (9,000)           9,000
   Proceeds from term loan, net of repayment of $500 in 2002..              9,500                 -                -
   Payments of loan closing costs.............................               (679)                -                -
   Distribution to parent.....................................             (6,805)                -                -
                                                                        ---------         ---------        ---------

       Net cash provided by (used in) financing activities....              4,263           (12,956)           8,312
                                                                        ---------         ---------        ---------

Net increase (decrease) in cash and cash equivalents..........             (2,779)            3,496           (5,857)
Cash and cash equivalents, beginning of period................              4,654             1,158            7,015
                                                                        ---------         ---------        ---------
Cash and cash equivalents, end of period......................          $   1,875         $   4,654        $   1,158
                                                                        =========         =========        =========


Supplemental information:
   Cash paid (received) during the period for:
       Interest to stockholder(s).............................          $      14         $     320        $      22
       Interest, other........................................             11,600            12,233           13,188
       Income taxes...........................................              6,857             4,115            1,264

Significant non-cash activities:
   Contribution of equity and retirement of senior notes......          $       -         $       -        $   6,486




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

          Two customers accounted for 31.3% of net sales during the year ended June 30, 2002. One customer accounted for 14.9% and 15.3% of net sales during the years ended June 30, 2001 and June 30, 2000, respectively.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Concentration of Purchasing

          Products accounting for a significant portion of the Company's net sales utilize specific grades of paper that are produced exclusively for the Company by one domestic supplier. The Company does not have a purchase agreement with the supplier and is not aware of any other suppliers of these specific grades of paper. These products can be manufactured using other grades of paper; however, the Company believes the specific grades of paper utilized by the Company provide the Company with an advantage over its competitors. The Company is currently researching methods of replicating the advantages of these specific grades of paper with other grades of paper available from multiple suppliers. Until such methods are developed, a loss of supply of these specific grades of paper and the resulting competitive advantage could cause a possible loss of sales, which could adversely affect operating results.

     Revenue Recognition and Accounts Receivable

          Product sales are recognized at the time risk of ownership transfers, net of estimated discounts. Accounts receivable is accounted for net of allowances for doubtful accounts. Under arrangements with certain customers, custom product which is stored for future delivery is recognized as revenue when title and risk of ownership has passed to the customer.

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

     Goodwill

          The aggregate purchase price of business acquisitions was allocated to the assets and liabilities of the acquired companies based on their respective fair values as of the acquisition dates. Goodwill represents the excess purchase price paid over the fair value of net identifiable assets acquired and for acquisitions prior to July 1, 2001 is amortized over a period of up to forty years using the straight-line method. Accumulated amortization was $20,159 and $15,353 at June 30, 2002 and June 30, 2001, respectively.

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

     Other Intangible Assets

          Other intangible assets include covenants not to compete, patents and other intangible assets and are being amortized over their estimated lives using the straight-line method. Accumulated amortization related to these intangible assets was $4,530 and $2,442 at June 30, 2002 and June 30, 2001, respectively.

     Fair Value of Financial Instruments

          SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," requires the disclosure of the fair value of financial instruments, for assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The fair value of the Company's Senior Notes, as determined from quoted market prices, was $98,459 at June 30, 2002, compared to a carrying value of
     $103,510. The carrying value of all other financial instruments approximated fair value at June 30, 2002.

     Foreign Currency Transactions

          Gains and (losses) on foreign currency transactions have been included in the determination of net income in accordance with SFAS No. 52, "Foreign Currency Translation." Foreign currency gains and (losses) amounted to $301, ($403) and ($51) for the years ended June 30, 2002, 2001 and 2000, respectively.

     Research and Development Expenses

          Research and development expenditures are charged to selling, general and administrative expenses in the period incurred. Research and development expenses totaled $1,766, $1,591 and $1,309 for the years ended June 30, 2002, 2001 and 2000, respectively.

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

     Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates in the areas of accounts receivable, inventory, intangible assets, long-lived assets and deferred income tax. Actual results could differ from those estimates.

     Recently Issued Accounting Standards

          FASB Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") was issued in June 2001. SFAS 141 changes the accounting and reporting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001, and accordingly, the CP acquisition has been accounted for and reported in accordance with SFAS 141.

          FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied at the beginning of an entity's fiscal year. The adoption of SFAS 142 in future financial statements will eliminate the amortization of goodwill, approximately $4,800 in fiscal 2002, while requiring annual tests for impairment of goodwill.

          FASB Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144") was issued in August 2001. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect a material impact in implementing SFAS 144 on its future financial statements.

          FASB Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued in April 2002. The most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30,
     "Reporting the Results of Operations - Discontinued Events and Extraordinary Items". The implementation of SFAS No. 145 will require future early retirements of debt to be included in income from operations which could materially affect income from operations.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          FASB Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 in fiscal 2002 and did not consider the impact to be material.

3.   SIGNIFICANT ACQUISITIONS

          On December 18, 2001, the Company acquired the business including certain assets and assumed certain liabilities of Color Prelude, Inc. ("CP") for $19,423 including direct acquisition costs of $540. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". The purchase price has been allocated to the assets and liabilities acquired using estimated fair values at the date of acquisition and resulted in assigning value to goodwill totaling $407 which will not be amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". The following shows the allocation of the purchase price:

              Cash............................................   $         1
              Other current assets............................         5,680
              Property, plant and equipment...................         7,695
              Patents.........................................         7,750
              Other intangible assets.........................         1,069
              Goodwill........................................           407
                                                                 -----------

              Total allocation to assets......................   $    22,602
                                                                 ===========

              Current liabilities.............................   $     3,179
                                                                 ===========

          Patents are being amortized over a ten year period and other intangible assets are being amortized over periods ranging from one to four years.

          The results of the acquired operations are included in the financial statements since the date of acquisition. The following pro forma results include cost savings and other effects of the planned integration and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated. Pro forma results had CP been acquired at the beginning of fiscal 2001 are as follows:

                                                          2002          2001
                                                          ----          ----
                                                       (unaudited)   (unaudited)

         Revenue.................................... $   127,226    $   129,122
         Income (loss) before extraordinary items...       4,110          2,780
         Net income (loss)..........................       4,110          3,237

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

3.   SIGNIFICANT ACQUISITIONS (Continued)

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

          In April 2002 the Company settled a dispute with the former owners of RetCom. In connection with the settlement the Company received approximately $1,000 and has included this settlement amount net of related expenses in income from operations.

          In December 1999 the Company settled a dispute with the former owners of the Predecessor. In connection with the settlement the Company received approximately $1,200 and has included this settlement amount net of related expenses in income from operations.

4.   ACCOUNTS RECEIVABLE

     The following table details the components of accounts receivable:

                                                             June 30,
                                                   ----------------------------
                                                        2002            2001
                                                        ----            ----

         Trade accounts receivable...............  $   24,083        $   18,487
         Allowance for doubtful accounts.........        (608)             (836)
                                                   ----------        ----------
                                                       23,475            17,651
         Other accounts receivable...............         321               369
                                                   ----------         ---------

                                                   $   23,796         $  18,020
                                                   ==========         =========

5.   INVENTORY

     The following table details the components of inventory:

                                                             June 30,
                                                   ----------------------------
                                                        2002            2001
                                                        ----            ----
         Raw materials
           Paper.................................  $    2,180        $    1,796
           Other raw materials...................       4,216             2,697
                                                   ----------        ----------
              Total raw materials................       6,396             4,493
         Work in process.........................       2,468             2,587
         Reserve for obsolescence................        (850)             (750)
                                                   ----------        ----------

          Total inventory........................  $    8,014        $    6,330
                                                   ==========        ==========

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

5.   INVENTORY (Continued)

          The difference between the carrying value of paper inventory using the FIFO method as compared to the LIFO method was not significant at June 30, 2002 or June 30, 2001. During the year ended June 30, 2001, certain inventory quantity reductions caused a liquidation of LIFO inventory values, which were immaterial.

6.   PROPERTY, PLANT AND EQUIPMENT

          The following table details the components of property, plant and equipment as well as their estimated useful lives:


                                                                                      June 30,
                                                       Estimated             -------------------------
                                                      Useful Lives               2002           2001
                                                      ------------               ----           ----

         Land......................................                          $     258      $     258
         Buildings.................................   7 - 15 years               2,690          1,851
         Leasehold improvements....................   1 -  3 years                 353            651
         Machinery and equipment...................   5 -  7 years              32,000         23,622
         Furniture and fixtures....................   3 -  5 years               3,609          3,370
         Construction in progress..................                                255            405
                                                                             ---------      ---------
                                                                                39,165         30,157
         Accumulated depreciation..................                            (19,549)       (14,379)
                                                                             ---------      ---------
                                                                             $  19,616      $  15,778
                                                                             =========      =========

          Depreciation expense amounted to $5,197, $4,341 and $4,381 for the years ended June 30, 2002, 2001 and 2000, respectively.

          Property held under capital lease is included in the respective property, plant and equipment category as follows:

                                                                     June 30,
                                                                       2001
                                                                       ----

         Building...............................................    $     600
                                                                    ---------
                                                                          600
         Less accumulated depreciation..........................         (500)
                                                                    ---------
                                                                    $     100
                                                                    =========

          Depreciation of assets under capital lease totaled $100, $200 and $600 for the years ended June 30, 2002, 2001 and 2000, respectively.

7.   CREDIT AGREEMENT

          On December 18, 2001, the Company amended and restated its Credit Agreement. The Credit Agreement provides for a $10,000 term loan which matures on December 31, 2006 with varying quarterly principal payments and, under certain circumstances, payments of "excess cash flow" as defined in the Credit Agreement. Interest on amounts borrowed accrue at a floating rate based upon either prime or LIBOR (the weighted average

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

7.   CREDIT AGREEMENT (Continued)

     interest rate on the outstanding balance under the term loan was 6.15% at June 30, 2002). The weighted average interest rate on the outstanding balance under the term loan was 5.96% for the year ending June 30, 2002. Future minimum principal payments under the term loan are as follows:

                                           Principal
                                            Payment
                                            -------
                  2003................  $     1,375
                  2004................        1,875
                  2005................        2,125
                  2006................        2,625
                  2007................        1,500
                                        -----------
                                        $     9,500
                                        ===========

          The Credit Agreement also provides for a revolving loan commitment up to a maximum of $20,000 and expires on December 31, 2006. Borrowings are limited to a borrowing base consisting of accounts receivable, inventory and property, plant and equipment which serve as collateral for the borrowings. As of June 30, 2002, the Company's borrowing base was approximately $27,289. Interest on amounts borrowed accrue at a floating rate based upon either prime or LIBOR (the weighted average interest rate on the outstanding balance under the revolving loan was 6.49% and 7.75% at June 30, 2002 and 2001, respectively). The weighted average interest rate on the outstanding balance under the revolving loan was 6.45%, 9.58% and 9.12% for the years ended June 30, 2002, 2001 and 2000, respectively.

          The Company is required to pay commitment fees on the unused portion of the revolving loan commitment at a rate of approximately 0.5% per annum. In addition, the Company is required to pay fees equal to 2.5% of the average daily outstanding amount of lender guarantees. The Company had $291 of lender guarantees outstanding at June 30, 2002. These fees totaled $65, $59 and $69 for the years ended June 30, 2002, 2001 and 2000, respectively. The Credit Agreement contains certain financial covenants and other restrictions including restrictions on additional indebtedness and restrictions on the payment of dividends. As of June 30, 2002, the Company was in compliance with all debt covenants.

8.   LOANS PAYABLE TO STOCKHOLDER

          In May 2000, the Company signed a promissory note payable to AHC which allows the Company to borrow up to $10,000 at such interest rates and due as agreed upon by the Company and AHC. At June 30, 2002, no amount was outstanding under the promissory note. Interest paid to AHC in connection with the promissory note totaled $14, $320 and $22 for the years ended June 30, 2002, 2001 and 2000, respectively.

9.   SENIOR NOTES

          On June 25, 1998, the Company completed a private placement of $115,000 of Senior Notes (the "Senior Notes") which mature on July 1, 2008. The Senior Notes are general unsecured obligations of the Company and bear interest at 10.5% per annum, payable semi-annually on January 1 and July 1. The placement of the Senior Notes yielded the Company net proceeds of $110,158 after deducting offering expenses of $4,842, including $3,450 of underwriting fees paid to an affiliate of the stockholder. The Senior Notes are redeemable

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

9.   SENIOR NOTES (Continued)

     at the option of the Company, in whole or part, at any time after July 1, 2003 at a price of up to 105.25% of the outstanding principal balance plus accrued and unpaid interest. Prior to July 1, 2003, the Company is permitted to repurchase up to 35% of the Senior Notes at a redemption price equal to 110.5% of the aggregate principal amount plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. The Senior Notes contain certain covenants including restrictions on the declaration and payment of dividends by the Company to Holding and limitations on the incurrence of additional indebtedness. On December 22, 1998, the Company completed the registration of its Senior Notes with the Securities and Exchange Commission. During fiscal 2001, the Company purchased $4,000 of the Senior Notes for $3,110 and recognized a gain, net of income taxes of approximately $457. The purchased notes were subsequently retired. During fiscal 2000, AHC purchased $7,490 of the Senior Notes for $6,486 and recognized a gain, net of income taxes, of approximately $429. The notes were contributed to Holding and Holding contributed the notes to AKI. The notes were subsequently retired.

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

          The cash proceeds from the issuance of the Floating Rate Notes, Senior Preferred Stock and Common Stock of approximately $76,000 and a Senior Preferred Stock option of $2,363 were contributed by AHC to the Company in exchange for 1,000 shares of the Company's Common Stock. Subsequent to the initial capitalization of the Company, AHC contributed $1 of cash and all of its ownership interest in the Company to Holding for all of the outstanding equity of Holding.

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

11.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

          Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense was $559, $538 and $589 for the years ended June 30, 2002, 2001 and 2000, respectively. Future minimum lease payments under the leases are as follows:

                        2003..........   $   1,212
                        2004..........       1,281
                        2005..........       1,001
                        2006..........         728
                        2007..........         557
                        Thereafter....       2,100
                                         ---------
                                         $   6,879
                                         =========

     Royalty Agreements

          Royalty agreements are maintained for certain technologies used in the manufacture of certain products. Under the terms of one royalty agreement, payments are required based on a percentage of net sales of those products manufactured with the specific technology, or a minimum of $500 per year. This agreement expires the earlier of (1) when a total of $11,800 in cumulative royalty payments has been paid or (2) December 31, 2003 unless renewed by the Company for successive one-year periods. The Company expensed $500 under this agreement for each of the three years ended June 30, 2002. The Company has paid $6,076 in cumulative royalty payments under this agreement through June 30, 2002.

          Under the terms of another agreement, royalty payments are required based on the number of products sold that were manufactured with the specific licensed technology, or a minimum payment of $625 per year through the expiration of the agreement in 2012. The Company expensed $625 under this agreement for each of the three years ended June 30, 2002.

     Employee Agreements

          The Company has employment and salary continuation agreements with certain executive officers with terms through June 30, 2003 and 2004. Such agreements provide for base salaries totaling $1,250 per year. One officer has an incentive bonus of up to 200% of base salary which is payable if certain financial and management goals are attained and certain other incentive payments. The employment agreements also provide severance benefits of up to two years of base salary if the officers' services are terminated under certain conditions and one officer's agreement provides, in the event of termination resulting from a change of control, a severance benefit of two times his highest aggregate amount of base salary and bonus in any of the three calendar years prior to the effective date of termination.

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

 11. COMMITMENTS AND CONTINGENCIES (Contined)

     Printing Services Agreement

          In connection with the RetCom acquisition, AKI entered into a Printing Services Agreement, which expires December 31, 2004, with a former shareholder of RetCom. The Printing Services Agreement requires annual purchases of printing services totaling $5,000 with a 15% charge on the amount of any shortfall. The present value of the costs related to the estimated shortfall over the life of the Printing Services Agreement was recorded as a liability in the RetCom purchase accounting. The liability balance at June 30, 2002 was approximately $2,600.

12.  RETIREMENT PLANS

          A 401(k) defined contribution plan (the "Plan") is maintained for substantially all full-time salaried employees and certain non-union hourly employees. Applicable employees who have six months of service and have attained age 21 are eligible to participate in the Plan. Employees may elect to contribute a percentage of their earnings to the Plan in accordance with limits prescribed by law. The Company makes contributions to the Plan by matching a percentage of employee contributions. Costs associated with the Plan totaled $323, $294 and $251 for the years ended June 30, 2002, 2001 and 2000, respectively.

          Certain hourly employees are covered under a multiemployer defined benefit plan administered under a collective bargaining agreement. Costs (determined by union contract) under the defined benefit plan were $221, $233 and $215 for the years ended June 30, 2002, 2001 and 2000, respectively.

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

          For financial reporting purposes, income before income taxes and extraordinary gain includes the following components:


                                                                             Year Ended June 30,
                                                                  ---------------------------------------------
                                                                     2002             2001              2000
                                                                     ----             ----              ----

         Income before income taxes and extraordinary
           gain:
              United States..................................     $   7,683        $   5,180         $   2,428
              Foreign........................................         2,142            1,461               455
                                                                  ---------        ---------         ---------

                                                                  $   9,825        $   6,641         $   2,883
                                                                  =========        =========         =========

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

13.  INCOME TAXES  (Continued)

          Significant components of the provision (benefit) for income taxes are as follows:

                                                                               Year Ended June 30,
                                                                  --------------------------------------------
                                                                     2002             2001              2000
                                                                     ----             ----              ----

         Current expense:
           Federal........................................        $   5,003        $   4,288         $     480
           Foreign........................................            1,042              526               171
           State..........................................              962              232                 -
                                                                  ---------        ---------         ---------
                                                                      7,007            5,046               651
                                                                  ---------        ---------         ---------

         Deferred expense (benefit):
           Federal........................................           (1,247)            (721)            1,740
           Foreign........................................                -                -                 -
           State..........................................              (86)             334               426
                                                                  ---------        ---------         ---------
                                                                     (1,333)            (387)            2,166
                                                                  ---------        ---------         ---------

                                                                  $   5,674        $   4,659         $   2,817
                                                                  =========        =========         =========

          The significant components of deferred tax assets and (liabilities) at June 30, 2002 and 2001, were as follows:

                                                                               June 30,
                                                       -----------------------------------------------------
                                                                2002                          2001
                                                                ----                          ----
                                                        Current     Noncurrent         Current    Noncurrent
                                                        -------     ----------         -------    ----------

         Deferred income tax assets:
           Accrued expenses........................    $     483    $       -         $     400   $       -
           Allowance for doubtful accounts.........          216            -               296           -
           Reserve for inventory obsolescence......          278            -                74           -
           Amortization of intangibles.............            -          773                 -         421
                                                       ---------     --------         ---------   ---------
                                                             977          773               770         421
         Deferred income tax liability:
           Property, plant and equipment...........            -       (2,004)                -      (2,778)
                                                       ---------     --------         ---------   ---------

              Deferred tax assets (liabilities)....    $     977    $  (1,231)        $     770   $  (2,357)
                                                       =========    =========         =========   =========


          The income tax provision recognized by the Company for the years ended June 30, 2002, 2001 and 2000 differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following:

                                                                              Year Ended June 30,
                                                                  -------------------------------------------
                                                                     2002             2001             2000
                                                                     ----             ----              ----

         Computed tax provision at the
           statutory rate.................................        $   3,439        $   2,324        $     980
         State income tax provision, net of
           federal effect.................................              570              368              281
         Net nondeductible expenses.......................            1,373            1,952            1,540
         Other, net.......................................              292               15               16
                                                                  ---------        ---------        ---------

                                                                  $   5,674        $   4,659        $   2,817
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

          A summary of AHC stock option activity and related information for the years ended June 30, 2002, 2001 and 2000 follows:


                                              2002                            2001                          2000
                                     ------------------------       ------------------------       ------------------------
                                                    Weighted                        Weighted                      Weighted
                                                     Average                         Average                       Average
                                                    Exercise                        Exercise                      Exercise
                                       Options        Price           Options         Price          Options        Price
                                       -------        -----           -------         -----          -------        -----

Outstanding, beginning of year.....  1,464,850      $  1.00         1,509,450       $  1.00                -      $  1.00
     Granted.......................     21,000         1.00            35,500          1.00        1,519,917         1.00
     Exercised.....................          -           -                  -            -                 -            -
     Forfeited.....................    (16,800)        1.00           (80,100)         1.00          (10,467)        1.00
                                     ---------      -------         ---------       -------        ---------      -------

Outstanding, end of year...........  1,469,050      $  1.00         1,464,850       $  1.00        1,509,450      $  1.00
                                     ---------      =======         ---------       =======        ---------      =======

Exercisable, end of year...........  1,106,343      $  1.00           640,793       $  1.00          273,668      $  1.00
                                     =========      =======         =========       =======        =========      =======

Weighted average remaining
contractual life...................         7.5 years                      8.5 years                      9.5 years



          The Company has elected to account for its stock based compensation with employees under the intrinsic value method as permitted under SFAS
     123. Under the intrinsic value method, because the stock price of the Company's employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized. If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by SFAS 123, the net income for the years ended June 30, 2002, 2001 and 2000 would have been $4,046, $2,334 and $444, respectively. In making this determination, fair value was estimated on the date of grant using the minimum value method and a risk-free interest rate ranging from 6.3% to 6.9%, estimated life of five years and dividend rate of 0.0%. The weighted average fair value at date of grant of options granted during 2002, 2001 and 2000 was approximately $0.21, $0.23 and $0.27, respectively, per option.

15.  RELATED PARTY TRANSACTIONS

          The Company made payments to an affiliate of DLJMBII for management fees of $250 for each of the three years ended June 30, 2002.

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


                                                           United
                                                           States                France                Total
                                                           ------                ------                -----
        Net sales:

        Year ended June 30, 2000...............         $      85,418         $      14,393         $      99,811
        Year ended June 30, 2001...............                96,845                18,550               115,395
        Year ended June 30, 2002...............               103,138                17,755               120,893

        Long-lived assets:

        Year ended June 30, 2000...............         $     191,038         $          87         $     191,125
        Year ended June 30, 2001...............               183,042                    70               183,112
        Year ended June 30, 2002...............               189,754                    82               189,836


17.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

          The following is a summary of the unaudited quarterly results of operations for Fiscal 2002 and Fiscal 2001.



                                  Quarter Ended     Quarter Ended    Quarter Ended     Quarter Ended
                                  September 30,     December 31,       March 31,         June 30,
     Fiscal 2002                      2001              2001             2002              2002             Total
                                      ----              ----             ----              ----             -----

     Net sales...............       $ 27,381         $  22,329         $  35,472        $  35,711         $ 120,893
     Gross profit............         10,667             6,400            15,115           14,823            47,005
     Income from operations..          5,026               361             8,418            8,798            22,603
     Interest expense, net...          3,044             3,038             3,306            3,140            12,528
     Net income (loss).......            702            (2,140)            2,616            2,973             4,151


                                  Quarter Ended     Quarter Ended    Quarter Ended     Quarter Ended
                                  September 30,     December 31,       March 31,         June 30,
     Fiscal 2001                      2000              2000             2001              2001             Total
                                      ----              ----             ----              ----             -----

     Net sales...............       $ 32,353         $  26,180         $  33,094        $  23,768         $ 115,395
     Gross profit............         12,805             8,487            13,765            9,002            44,059
     Income from operations..          6,868             2,626             7,298            3,311            20,103
     Interest expense, net...          3,442             3,344             3,331            3,095            13,212
     Net income (loss).......          1,584              (509)            1,932             (568)            2,439
