Form 10-Q
period 2002-09-30
AKI INC; AKI HOLDING CORP
filed 2002-11-12
CIK 1067549, 1067550

FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (X) Yes ( ) No

As of October 31, 2002, 1,000 shares of common stock of AKI Holding Corp., $.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $.01 par value, were outstanding.

AKI, Inc. meets the  requirements set forth in General  Instruction  H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                       AKI HOLDING CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  AKI Holding Corp. and Subsidiaries

                        Consolidated Condensed Balance Sheet

                        -  September 30, 2002
                        -  June 30, 2002

                        Consolidated Condensed Statements of Operations

                        -  Three months ended September 30, 2002
                        -  Three months ended September 30, 2001

                        Consolidated Condensed Statement of Changes in Stockholder's Equity

                        -  Three months ended September 30, 2002

                        Consolidated Condensed Statements of Cash Flows

                        -  Three months ended September 30, 2002
                        -  Three months ended September 30, 2001

                        Notes to Consolidated Condensed Financial Statements

                  AKI, Inc. and Subsidiaries

                        Consolidated Condensed Balance Sheet

                        -  September 30, 2002
                        -  June 30, 2002

                        Consolidated Condensed Statements of Operations

                        -  Three months ended September 30, 2002
                        -  Three months ended September 30, 2001

                        Consolidated Condensed Statement of Changes in Stockholder's Equity

                        -  Three months ended September 30, 2002

                        Consolidated Condensed Statements of Cash Flows

                        -  Three months ended September 30, 2002
                        -  Three months ended September 30, 2001

                        Notes to Consolidated Condensed Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Discussions About Market Risk

         Item 4.  Controls and Procedures

Part II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holder's

         Item 6.  Exhibits and Reports on Form 8-K

                       AKI HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (dollars in thousands, except share and per share information)

                                                                                September 30,         June 30,
                                                                                    2002                2002
                                                                                -------------      -------------
                                                                                 (unaudited)         (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       1,543      $       1,875
Accounts receivable, net...................................................            23,561             23,796
Inventory..................................................................             9,762              8,014
Prepaid expenses...........................................................             1,210                667
Deferred income taxes......................................................               977                977
                                                                                -------------      -------------

   Total current assets....................................................            37,053             35,329

Property, plant and equipment, net.........................................            19,078             19,616
Goodwill, net..............................................................           153,277            153,277
Other intangible assets, net...............................................            12,685             13,142
Deferred charges, net......................................................             3,885              4,059
Deferred income taxes......................................................             1,032                692
Other assets...............................................................               163                164
                                                                                -------------      -------------

   Total assets............................................................     $     227,173      $     226,279
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of long-term debt..........................................     $       1,562      $       1,375
Accounts payable, trade....................................................             4,595              5,826
Accrued income taxes.......................................................             2,453              2,007
Accrued compensation.......................................................             2,941              5,338
Accrued interest...........................................................             2,853              5,570
Accrued expenses...........................................................             4,318              3,642
                                                                                -------------      -------------

   Total current liabilities...............................................            18,722             23,758

Revolving credit line......................................................             6,675              2,750
Term loan..................................................................             7,688              8,125
Senior notes...............................................................           103,510            103,510
Promissory note to affiliate...............................................               355                  -
Senior discount debentures.................................................            16,438             15,901
Other non-current liabilities..............................................             1,628              2,338
                                                                                -------------      -------------

   Total liabilities.......................................................           155,016            156,382

Stockholder's equity
Common stock, $0.01 par 1,000 shares authorized;
    1,000 shares issued and outstanding....................................                 -                  -
Additional paid-in capital.................................................            93,656             93,656
Accumulated deficit........................................................            (5,696)            (7,583)
Accumulated other comprehensive loss.......................................               (73)              (446)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                --------------     -------------

   Total stockholder's equity..............................................            72,157             69,897
                                                                                -------------      -------------


   Total liabilities and stockholder's equity..............................     $     227,173      $     226,279
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

                       AKI HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                                                  Three months ended
                                                                    ---------------------------------------------
                                                                    September 30, 2002         September 30, 2001
                                                                    ------------------         ------------------
                                                                       (unaudited)                (unaudited)

Net sales.................................................             $    30,400                $    27,381
Cost of goods sold........................................                  18,515                     16,714
                                                                       -----------                -----------

       Gross profit.......................................                  11,885                     10,667

Selling, general and administrative expenses..............                   4,664                      4,195
Amortization of goodwill..................................                       -                      1,201
Amortization of other intangibles.........................                     286                        245
                                                                       -----------                -----------

       Income from operations.............................                   6,935                      5,026

Other expenses:
   Interest expense.......................................                   3,738                      3,871
   Management fees and other, net.........................                      63                         63
                                                                       -----------                -----------

       Income before income taxes.........................                   3,134                      1,092

Income tax expense........................................                   1,247                        946
                                                                       -----------                -----------

       Net income ........................................             $     1,887                $       146
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



                                                                                             Accumulated
                                                                 Additional                     Other        Carryover
                                               Common Stock        Paid-in    Accumulated   Comprehensive      Basis
                                            Shares    Dollars      Capital      Deficit         Loss         Adjustment      Total
                                            ------    -------      -------      -------         ----         ----------      -----

Balances, June 30, 2002 (unaudited)......    1,000    $    -     $   93,656   $   (7,583)    $    (446)    $   (15,730)   $  69,897

Net income (unaudited)...................                                          1,887                                      1,887

Other comprehensive income, net of tax:
   Foreign currency translation
     adjustment (unaudited)..............                                                          373                          373
                                                                                                                          ---------

Comprehensive income (unaudited).........                                                                                     2,260
                                             -----    ------     ----------   ----------     ---------     -----------    ---------

Balances, September 30, 2002 (unaudited).    1,000    $    -     $   93,656   $   (5,696)    $     (73)    $   (15,730)   $  72,157
                                             =====    ======     ==========   ==========     =========     ===========    =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                         Three months ended
                                                                             ----------------------------------------
                                                                             September 30, 2002    September 30, 2001
                                                                             ------------------    ------------------
                                                                                 (unaudited)           (unaudited)

Cash flows from operating activities
   Net income........................................................            $     1,887           $       146
   Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation and amortization of goodwill and other intangibles.                  1,855                 2,600
     Amortization of debt discount...................................                    537                   807
     Amortization of debt issuance costs.............................                    174                   167
     Deferred income taxes...........................................                   (340)                 (682)
     Other...........................................................                   (336)                  425
     Changes in operating assets and liabilities:
       Accounts receivable...........................................                    235               (10,287)
       Inventory.....................................................                 (1,748)                 (760)
       Prepaid expenses, deferred charges and other assets...........                   (543)                 (132)
       Accounts payable and accrued expenses.........................                 (5,669)               (3,832)
       Income taxes..................................................                    446                   922
                                                                                 -----------           -----------

         Net cash used in operating activities.......................                 (3,502)              (10,626)
                                                                                 -----------           -----------

Cash flows from investing activities
   Purchases of equipment............................................                   (828)                 (392)
   Patents...........................................................                    (32)                  (30)
                                                                                 -----------           -----------

         Net cash used in investing activities.......................                   (860)                 (422)
                                                                                 -----------           -----------

Cash flows from financing activities
   Payments under capital leases ....................................                      -                    (7)
   Net proceeds on revolving loan....................................                  3,925                 6,500
   Payment on term loan..............................................                   (250)                    -
   Net proceeds from promissory note to stockholder..................                    355                   350
                                                                                 -----------           -----------

         Net cash provided by financing activities...................                  4,030                 6,843
                                                                                 -----------           -----------

Net decrease in cash and cash equivalents............................                   (332)               (4,205)
Cash and cash equivalents, beginning of period.......................                  1,875                 4,654
                                                                                 -----------           -----------

Cash and cash equivalents, end of period.............................            $     1,543           $       449
                                                                                 ===========           ===========

Supplemental information
  Cash paid during the period for:
     Interest, other.................................................            $     5,706           $     5,507
     Income taxes....................................................                  1,179                   848




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

     Recently Issued Accounting Standards

          FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied at the beginning of an entity's fiscal year. The adoption of SFAS 142 eliminates the amortization of goodwill, approximately $4,800 in the fiscal year ended June 30, 2002, while requiring annual tests for impairment of goodwill. The Company is currently in the process of analyzing the carrying value of goodwill and does not expect to identify a material impairment.

          FASB Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued in April 2002. The most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30,
     "Reporting the Results of Operations - Discontinued Events and Extraordinary Items". The implementation of SFAS No. 145 will require future early retirements of debt to be included in income from operations which could materially affect income from operations. In the fiscal year ended June 30, 2002 the Company reported an approximate $2,700 extraordinary gain from early retirement of debt, net of tax.

     Acquisition of Color Prelude business

          On December 18, 2001, the Company acquired the business including certain assets and assumed certain liabilities of Color Prelude, Inc. ("CP") for $19,423 including direct acquisition costs of $540. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". The purchase price has been allocated to the assets and liabilities acquired using estimated fair values at the date of acquisition and resulted in assigning value to goodwill totaling $407 which will not be amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". The following shows the allocation of the purchase price.

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION (continued)

          Cash.............................................    $       1
          Other current assets.............................        5,680
          Property, plant and equipment....................        7,695
          Patents..........................................        7,750
          Other intangible assets..........................        1,069
          Goodwill.........................................          407
                                                               ---------

          Total allocation to assets.......................    $  22,602
                                                               =========

          Current liabilities..............................    $   3,179
                                                               =========

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

                                                          Three months ended
                                                             September 30,
                                                             -------------
                                                           2002         2001
                                                           ----         ----

          Revenue  ..................................  $  30,400    $  29,828
          Income (loss) before extraordinary items...      1,887         (146)
          Net income (loss)..........................      1,887         (146)


     Interim financial statements

          The interim consolidated condensed balance sheet at September 30, 2002 and the interim consolidated condensed statements of operations for the three months ended September 30, 2002 and 2001, the interim consolidated condensed statements of cash flows for the three months ended September 30, 2002 and 2001 and the interim consolidated condensed statement of changes in stockholder's equity for the three months ended September 30, 2002 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2002 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     Reclassification

          Certain prior period amounts have been reclassified to conform with the current period presentation.

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

2.   INVENTORY

          The following table details the components of inventory:

                                          September 30, 2002     June 30, 2002
                                          ------------------     -------------
                                              (unaudited)          (unaudited)
         Raw materials
             Paper......................      $     1,982          $    2,180
             Other raw materials........            4,928               4,216
                                              -----------          ----------
                 Total raw materials....            6,910               6,396
         Work in process................            3,702               2,468
         Reserve for obsolescence.......             (850)               (850)
                                              -----------          ----------

         Total inventory................      $     9,762          $    8,014
                                              ===========          ==========


3.   SUBSEQUENT EVENT

          On October 15, 2002, Holding purchased, with proceeds from a distribution from AKI, it's Senior Discount Debentures with a carrying value of $3,420 for $3,192. The distribution from AKI was funded through borrowings under AKI's credit agreement.

4.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

          The following condensed balance sheets at September 30, 2002 and June 30, 2002 and condensed statements of operations, changes in stockholder's equity and cash flows for the three months ended September 30, 2002 and 2001 for Holding have been prepared on the equity basis of accounting and should be read in conjunction with the consolidated statements and notes thereto.

                                  BALANCE SHEET

                                                               September 30, 2002       June 30, 2002
                                                               ------------------       -------------
                                                                   (unaudited)           (unaudited)

     Assets
     Investment in subsidiaries..............................     $   101,840           $    99,583
     Income tax receivable...................................              46                    46
     Deferred charges........................................             409                   422
     Deferred income taxes...................................           2,103                 1,923
                                                                  -----------           -----------

         Total assets........................................     $   104,398           $   101,974
                                                                  ===========           ===========

     Liabilities
     Senior discount debentures..............................     $    16,438           $    15,901
                                                                   ----------            ----------

         Total liabilities...................................          16,438                15,901
                                                                  -----------            ----------

     Stockholder's equity
     Common Stock, $0.01 par value, 1,000 shares authorized
       1,000 shares issued and outstanding...................               -                     -
     Additional paid-in capital..............................          93,656                93,656
     Accumulated deficit.....................................          (5,696)               (7,583)
                                                                  -----------           -----------

         Total stockholder's equity..........................          87,960                86,073
                                                                  -----------           -----------

         Total liabilities and stockholder's equity..........     $   104,398           $   101,974
                                                                  ===========           ===========



                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

4. CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                             STATEMENT OF OPERATIONS

                                                                                     Three months ended
                                                                          ----------------------------------------
                                                                          September 30, 2002    September 30, 2001
                                                                          ------------------    ------------------
                                                                             (unaudited)           (unaudited)

     Equity in net income of subsidiaries...........................         $     2,257           $       702
     Interest expense...............................................                (550)                 (827)
                                                                             -----------           -----------

         Income (loss) before income taxes..........................               1,707                  (125)

     Income tax benefit.............................................                (180)                 (271)
                                                                             -----------           -----------

         Net income.................................................         $     1,887           $       146
                                                                             ===========           ===========



                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                               Additional
                                                           Common Stock          Paid-in      Accumulated
                                                        Shares     Amount        Capital        Deficit         Total
                                                        ------     ------        -------        -------         -----

     Balances, June 30, 2002 (unaudited)...........      1,000    $      -     $   93,656     $    (7,583)   $    86,073

     Net income (unaudited)........................                                                 1,887          1,887
                                                      --------    --------     ----------     -----------    -----------

     Balances, September 30, 2002 (unaudited)......      1,000    $      -     $   93,656     $    (5,696)   $    87,960
                                                      ========    ========     ==========     ===========    ===========



                             STATEMENT OF CASH FLOWS

                                                                                   Three months ended
                                                                        ----------------------------------------
                                                                        September 30, 2002    September 30, 2001
                                                                        ------------------    ------------------
                                                                           (unaudited)           (unaudited)

     Cash flows from operating activities
       Net income...................................................       $     1,887           $       146
         Adjustments to reconcile net income to net cash provided
           by (used in) operating activities:
              Net change in investment in subsidiaries..............            (2,257)                 (702)
              Amortization of debt discount.........................               537                   807
              Amortization of debt issuance costs...................                13                    20
              Deferred income taxes.................................              (180)                 (271)
                                                                           -----------           -----------

               Net cash provided by (used in) operating activities..                 -                     -
                                                                           -----------           -----------

     Net increase (decrease) in cash and cash equivalents...........                 -                     -
     Cash and cash equivalents, beginning of period.................                 -                     -
                                                                           -----------           -----------

     Cash and cash equivalents, end of period.......................       $         -           $         -
                                                                           ===========           ===========



                           AKI, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (dollars in thousands, except share and per share information)


                                                                                September 30,         June 30,
                                                                                    2002                2002
                                                                                -------------      -------------
                                                                                 (unaudited)         (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       1,543      $       1,875
Accounts receivable, net...................................................            23,561             23,796
Inventory..................................................................             9,762              8,014
Prepaid expenses...........................................................             1,210                667
Deferred income taxes......................................................               977                977
                                                                                -------------      -------------

   Total current assets....................................................            37,053             35,329

Property, plant and equipment, net.........................................            19,078             19,616
Goodwill, net..............................................................           153,277            153,277
Other intangible assets, net...............................................            12,685             13,142
Deferred charges, net......................................................             3,476              3,637
Other assets...............................................................               163                164
                                                                                -------------      -------------

   Total assets............................................................     $     225,732      $     225,165
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of long-term debt..........................................     $       1,562      $       1,375
Accounts payable, trade....................................................             4,595              5,826
Accrued income taxes.......................................................             2,499              2,053
Accrued compensation.......................................................             2,941              5,338
Accrued interest...........................................................             2,853              5,570
Accrued expenses...........................................................             4,318              3,642
                                                                                -------------      -------------

   Total current liabilities...............................................            18,768             23,804

Revolving credit line......................................................             6,675              2,750
Term loan..................................................................             7,688              8,125
Senior notes...............................................................           103,510            103,510
Promissory note to affiliate...............................................               355                  -
Deferred income taxes......................................................             1,071              1,231
Other non-current liabilities..............................................             1,628              2,338
                                                                                -------------      -------------

   Total liabilities.......................................................           139,695            141,758

Stockholder's equity
Common stock, $0.01 par 100,000 shares authorized;
   1,000 shares issued and outstanding.....................................                 -                  -
Additional paid-in capital.................................................           100,543            100,543
Accumulated deficit........................................................             1,297               (960)
Accumulated other comprehensive loss.......................................               (73)              (446)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                --------------     -------------

   Total stockholder's equity..............................................            86,037             83,407
                                                                                -------------      -------------

   Total liabilities and stockholder's equity..............................     $     225,732      $     225,165
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

                           AKI, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)



                                                                                  Three months ended
                                                                    ---------------------------------------------
                                                                    September 30, 2002         September 30, 2001
                                                                    ------------------         ------------------
                                                                       (unaudited)                (unaudited)

Net sales.................................................             $    30,400                $    27,381
Cost of goods sold........................................                  18,515                     16,714
                                                                       -----------                -----------

       Gross profit.......................................                  11,885                     10,667

Selling, general and administrative expenses..............                   4,664                      4,195
Amortization of goodwill..................................                       -                      1,201
Amortization of other intangibles.........................                     286                        245
                                                                       -----------                -----------

       Income from operations.............................                   6,935                      5,026

Other expenses:
   Interest expense.......................................                   3,188                      3,044
   Management fees and other, net.........................                      63                         63
                                                                       -----------                -----------

       Income before income taxes.........................                   3,684                      1,919

Income tax expense........................................                   1,427                      1,217
                                                                       -----------                -----------

       Net income ........................................             $     2,257                $       702
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

                           AKI, INC., AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)



                                                                                             Accumulated
                                                                 Additional                     Other        Carryover
                                               Common Stock        Paid-in    Accumulated   Comprehensive      Basis
                                            Shares    Dollars      Capital      Deficit         Loss         Adjustment      Total
                                            ------    -------      -------      -------         ----         ----------      -----

Balances, June 30, 2002 (unaudited)......    1,000    $    -     $  100,543   $     (960)    $    (446)    $   (15,730)   $  83,407

Net income (unaudited)...................                                          2,257                                      2,257
Other comprehensive income, net of tax:
   Foreign currency translation
     adjustment (unaudited)..............                                                          373                          373
                                                                                                                          ---------

Comprehensive income (unaudited).........                                                                                     2,630
                                             -----    ------     ----------   ----------     ---------     -----------    ---------

Balances, September 30, 2002 (unaudited).    1,000    $    -     $  100,543   $    1,297     $     (73)    $   (15,730)   $  86,037
                                             ======   ======     ==========   ==========     =========     ===========    =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                         Three months ended
                                                                             ----------------------------------------
                                                                             September 30, 2002    September 30, 2001
                                                                             ------------------    ------------------
                                                                                 (unaudited)           (unaudited)

Cash flows from operating activities
   Net income........................................................            $     2,257           $       702
   Adjustments to reconcile net income to net cash used in
    operating activities:
     Depreciation and amortization of goodwill and other intangibles.                  1,855                 2,600
     Amortization of debt issuance cost..............................                    161                   147
     Deferred income taxes...........................................                   (160)                 (411)
     Other...........................................................                   (336)                  425
     Changes in operating assets and liabilities:
       Accounts receivable...........................................                    235               (10,287)
       Inventory.....................................................                 (1,748)                 (760)
       Prepaid expenses, deferred charges and other assets...........                   (543)                 (132)
       Accounts payable and accrued expenses.........................                 (5,669)               (3,832)
       Income taxes..................................................                    446                   922
                                                                                 -----------           -----------

         Net cash used in operating activities.......................                 (3,502)              (10,626)
                                                                                 -----------           -----------

Cash flows from  investing activities
   Purchases of equipment............................................                   (828)                 (392)
   Patents...........................................................                    (32)                  (30)
                                                                                 -----------           -----------

         Net cash used in investing activities.......................                   (860)                 (422)
                                                                                 -----------           -----------

Cash flows from  financing activities
   Payments under capital leases.....................................                      -                    (7)
   Net proceeds on revolving loan....................................                  3,925                 6,500
   Payment on term loan..............................................                   (250)                    -
   Net proceeds from promissory note to affiliate....................                    355                   350
                                                                                 -----------           -----------

         Net cash provided by financing activities...................                  4,030                 6,843
                                                                                 -----------           -----------

Net decrease in cash and cash equivalents............................                   (332)               (4,205)
Cash and cash equivalents, beginning of period.......................                  1,875                 4,654
                                                                                 -----------           -----------

Cash and cash equivalents, end of period.............................            $     1,543           $       449
                                                                                 ===========           ===========


Supplemental information
  Cash paid during the period for:
     Interest, other.................................................            $     5,706           $     5,507
     Income taxes....................................................                  1,179                   848




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

     Recently Issued Accounting Standards

          FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied at the beginning of an entity's fiscal year. The adoption of SFAS 142 eliminates the amortization of goodwill, approximately $4,800 in the fiscal year ended June 30, 2002, while requiring annual tests for impairment of goodwill. The Company is currently in the process of analyzing the carrying value of goodwill and does not expect to identify a material impairment.

          FASB Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued in April 2002. The most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30,
     "Reporting the Results of Operations - Discontinued Events and Extraordinary Items". The implementation of SFAS No. 145 will require future early retirements of debt to be included in income from operations which could materially affect income from operations. In the fiscal year ended June 30, 2002 the Company reported an approximate $2,700 extraordinary gain from early retirement of debt, net of tax.


     Acquisition of Color Prelude business

          On December 18, 2001, the Company acquired the business including certain assets and assumed certain liabilities of Color Prelude, Inc. ("CP") for $19,423 including direct acquisition costs of $540. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". The purchase price has been allocated to the assets and liabilities acquired using estimated fair values at the date of acquisition and resulted in assigning value to goodwill totaling $407 which will not be amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". The following shows the allocation of the purchase price.

                           AKI, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION (continued)


          Cash.............................................    $       1
          Other current assets.............................        5,680
          Property, plant and equipment....................        7,695
          Patents..........................................        7,750
          Other intangible assets..........................        1,069
          Goodwill.........................................          407
                                                               ---------

          Total allocation to assets.......................    $  22,602
                                                               =========

          Current liabilities..............................    $   3,179
                                                               =========

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

                                                          Three months ended
                                                             September 30,
                                                             -------------
                                                           2002         2001
                                                           ----         ----

          Revenue  ..................................  $  30,400    $  29,828
          Income (loss) before extraordinary items...      2,257          410
          Net income (loss)..........................      2,257          410


     Interim financial statements

          The interim consolidated condensed balance sheet at September 30, 2002 and the interim consolidated condensed statements of operations for the three months ended September 30, 2002 and 2001, the interim consolidated condensed statements of cash flows for the three months ended September 31, 2002 and 2001 and the interim consolidated condensed statement of changes in stockholder's equity for the three months ended September 30, 2002 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2002 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     Reclassification

          Certain prior period amounts have been reclassified to conform with the current period presentation.

                           AKI, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

2.   INVENTORY

          The following table details the components of inventory:

                                          September 30, 2002     June 30, 2002
                                          ------------------     -------------
                                              (unaudited)          (unaudited)
         Raw materials
             Paper......................      $     1,982          $     2,180
             Other raw materials........            4,928                4,216
                                              -----------          -----------
                 Total raw materials....            6,910                6,396
         Work in process................            3,702                2,468
         Reserve for obsolescence.......             (850)                (850)
                                              -----------          -----------

         Total inventory................      $     9,762          $     8,014
                                              ===========          ===========


3.   SUBSEQUENT EVENT

          On October 15, 2002, AKI paid a distribution of $3,192 to Holding to fund the purchase of Holding Senior Discount Debentures. The distribution was funded through borrowings under the amended and restated credit agreement.

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

Results of Operations

         Three Months Ended September 30, 2002 Compared to Three Months
                            Ended September 30, 2001

     Net Sales. Net sales for the three months ended September 30, 2002 increased $3.0 million, or 11.0%, to $30.4 million, as compared to $27.4 million for the three months ended September 30, 2001. The increase in net sales was primarily attributable to sales of sampling technologies for advertising and marketing of cosmetics by CP.

     Gross Profit. Gross profit for the three months ended September 30, 2002 increased $1.2 million, or 11.2%, to $11.9 million, as compared to $10.7 million for three months ended September 30, 2001. Gross profit as a percentage of net sales was 39.1% in the three months ended September 30, 2002 and 2001. The increase in gross profit is primarily due to the increase in sales volume.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2002 increased $0.5 million, or 11.9%, to $4.7 million, as compared to $4.2 million for the three months ended September 30, 2001. Selling, general and administrative expenses as a percent of net sales increased to 15.5% in the three months ended September 30, 2002, from 15.3% in the three months ended September 30, 2001. The increase in selling, general and administrative expenses is primarily related to the CP operations.

     Amortization of Goodwill. Amortization of goodwill for the three months ended September 30, 2002 decreased $1.2 million, or 100%, to $0, as compared to $1.2 million for the three months ended September 30, 2001. The decrease in amortization of goodwill resulted from the adoption of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". We are currently in the process of analyzing the carrying value of goodwill and do not expect to identify a material impairment.

     Income from Operations. Income from operations for the three months ended September 30, 2002 increased $1.9 million, or 38.0%, to $6.9 million, as compared to $5.0 million for the three months ended September 30, 2001. Income from operations as a percentage of net sales increased to 22.7% in the three months ended September 30, 2002, from 18.3% in the three months ended September 30, 2001. The increase in income from operations and income from operations as a percentage of net sales is principally the result of the factors described above and the $1.2 million decrease in amortization of goodwill in connection with the adoption of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

     Interest Expense. Interest expense for the three months ended September 30, 2002 decreased $0.2 million, or 5.4%, to $3.7 million, as compared to $3.9 million for the three months ended September 30, 2001. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to retired Senior Discount Debentures repurchased in April 2002 partially offset by interest payable on the term loan incurred in connection with the CP acquisition. Interest expense as a percentage of net sales decreased to 12.2% in the three months ended September 30, 2002, from 14.2%.

     Interest expense for AKI for the three months ended September 30, 2002 increased $0.2 million, or 6.7%, to $3.2 million, as compared to $3.0 million for the three months ended September 30, 2001. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to interest payable on the term loan incurred in connection with the CP acquisition. Interest expense as a percentage of net sales decreased to 10.5% in the three months ended September 30, 2002, from 11.0%.

     Income Tax Expense. Income tax expense for the three months ended September 30, 2002 increased $0.3 million to $1.2 million. The Company's effective tax rate, after consideration of non-deductible goodwill amortization, was 39% in the three months ended September 30, 2002, and 41% in the three months ended September 30, 2001.

     Income tax expense for AKI for the three months ended September 30, 2002 increased $0.2 million to $1.4 million. AKI's effective tax rate, after consideration of non-deductible goodwill amortization, was 39% in the three months ended September 30, 2002 and 2001.

     EBITDA. EBITDA for the three months ended September 30, 2002 increased $1.2 million, or 15.8%, to $8.8 million, as compared to $7.6 million for the three months ended September 30, 2001. The increase in EBITDA principally reflects the increase in gross profit partially offset by the increase in selling, general and administrative expenses discussed above. EBITDA as a percentage of net sales was 28.9% and 27.7% in the three months ended September 30, 2002 and 2001, respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles.

Liquidity and Capital Resources

     We have substantial indebtedness and significant debt service obligations. As of September 30, 2002, we had consolidated indebtedness in an aggregate amount of $136.2 million (excluding trade payables, accrued liabilities, deferred taxes and other non-current liabilities), of which approximately $16.4 million was a direct obligation of Holding relating to its debentures and approximately $119.8 million was a direct obligation of AKI relating to its notes, term loan, revolving loan and promissory note to affiliate. Borrowings at September 30, 2002 included $6.7 million under the revolving loan and $9.3 million under the term loan which was incurred to acquire CP and $0.4 million on the promissory note to affiliate. At September 30, 2002 we had $13.0 million available under the revolving loan. At September 30, 2002, AKI also had $19.9 million in additional outstanding liabilities (including trade payables, accrued liabilities, deferred taxes and other non-current liabilities).

     Holding's principal liquidity requirements are for debt service requirements under the debentures. AKI's principal liquidity requirements are for debt service requirements and fees under the notes, term loan and revolving loan. Historically, we have funded our capital, debt service and operating requirements with a combination of net cash provided by operating activities, together with borrowings under the revolving loan and promissory note to affiliate. During the three months ended September 30, 2002, cash totaling $3.5 million was used by operating activities primarily due to the increase in inventory and a decrease in accrued interest, accrued compensation and accounts payable, offset partially by an increase in accrued expenses. During the three months ended September 30, 2001, cash totaling $10.6 million was used by operating activities primarily due to the increase in accounts receivable and a decrease in accrued compensation and accrued interest, offset partially by an increase in accounts payable and accrued income taxes.

     On December 18, 2001 we amended and restated our credit agreement with Heller Financial, Inc. ("restated credit agreement"). The restated credit agreement provides for: (1) a $10.0 million term loan which matures on December 31, 2006 with varying quarterly principal installments beginning March 31, 2002 and (2) a revolving loan commitment up to a maximum of $20.0 million which expires December 31, 2006. Borrowings under the revolving loan commitment are limited to a borrowing base consisting of accounts receivable, inventory and property, plant and equipment which serve as collateral for the borrowings. Interest on amounts borrowed under the term loan and revolving loan accrue at a floating rate based upon either prime or LIBOR. The Company is required to pay commitment fees on the unused portion of the revolving loan commitment. In addition, the

Company is required to pay fees equal to 2.5% of the average daily outstanding amount of lender guarantees. The Company had $0.3 million of lender guarantees outstanding at September 30, 2002.

     In the three months ended September 30, 2002 and 2001, we had capital expenditures of approximately $0.8 million and $0.4 million, respectively. These capital expenditures consisted primarily of the purchase of manufacturing equipment and upgrading our computer systems.

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

     On October 15, 2002, Holding purchased, with proceeds from a distribution from AKI, it's 13.5% Senior Discount Debentures due 2009 with a carrying value of $3.4 million for $3.2 million. AKI funded the distribution through borrowings under it's credit agreement. The effects of this transaction will be included in the Company's second quarter.

     Capital expenditures for the twelve months ending June 30, 2003 are currently estimated to be approximately $4.0 million. Based on borrowings outstanding as of September 30, 2002, we expect total cash payments for debt service for the twelve months ending June 30, 2003 to be approximately $13.4 million, consisting of $1.4 million in principal payments under the term loan, $10.9 million in interest payments on the notes and $1.1 million in interest and fees under the credit agreement. We also expect to make royalty payments of approximately $1.1 million during the twelve months ending June 30, 2003.

     At September 30, 2002, Holding's cash and cash equivalents and net working capital were $1.5 million and $18.3 million, respectively, representing a decrease in cash and cash equivalents of $0.4 million and an increase in net working capital of $6.7 million from June 30, 2002. The increase in working capital is primarily due to the reduction of current liabilities principally funded through increased draws against the revolving credit line.

Seasonality

     Our sales and operating results have historically reflected seasonal variations. Such seasonal variations are based on the timing of our customers' advertising campaigns and product launches, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. As a result, generally, a higher level of sales are reflected in our first and third fiscal quarters ended September 30 and March 31 when sales from such advertising campaigns are principally recognized. These seasonal fluctuations require us to accurately allocate our resources to manage our manufacturing capacity, which often operates at full capacity during peak seasonal demand periods. The severity of our seasonal sales variations has decreased over time as we have developed and acquired other sampling technologies for advertising and marketing of cosmetic and consumer products.

Recently Issued Accounting Standards

     FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied at the beginning of an entity's fiscal year. The adoption of SFAS 142 eliminates the amortization of goodwill, approximately $4.8 million in fiscal 2002 and requires annual tests for impairment of goodwill.

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

     FASB Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued in April 2002. The most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30, "Reporting the Results of Operations - Discontinued Events and Extraordinary Items". The implementation of SFAS No. 145 will require early retirements of debt to be included in income from continuing operations which could materially affect our income from continuing operations. In fiscal 2002 the Company reported an approximate $2.7 million extraordinary gain from early retirement of debt, net of tax.

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

Forward-Looking Statements

     The information provided in this document contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance or achievements of our company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: (1) economic conditions in general and in our specific market areas; (2) the significant indebtedness of our company;
(3) changes in operating strategy or development plans; (4) the competitive environment in the sampling industry in general and in our specific market areas; (5) changes in prevailing interest rates; (6) changes in or failure to comply with postal regulations or other federal, state and/or local government regulations; (7) changes in cost of goods and services; (8) changes in our capital expenditure plans; (9) the ability to attract and retain qualified personnel; (10) inflation; (11) liability and other claims asserted against us;
(12) labor disturbances and other factors. We also advise you to read the section entitled "Risk Factors" in the Company's annual report on Form 10K filed with the SEC on September 24, 2002.

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

     We periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At September 30, 2002, there were no forward exchange contracts outstanding.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                            PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 11, 2002, by unanimous written consent, each of Holding and AKI held its respective annual meeting of stockholders to vote upon the election of directors. The stockholder in each case voted to elect Thompson Dean, William Fox, David Wittels, Hugh Kirkpatrick and David Durkin to serve as directors of each of Holding and AKI until the next annual meeting or until their successors are elected and duly qualified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AKI HOLDING CORP.

Date:  November 12, 2002               By:  /s/ Kenneth A. Budde
                                            -----------------------------------
                                            Kenneth A. Budde
                                            Senior Vice President &
                                              Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)


                                 CERTIFICATIONS

I, William J. Fox, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AKI Holding Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date     November 12, 2002


/s/ William J. Fox
-----------------------
William J. Fox
Chief Executive Officer


I, Kenneth A. Budde, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AKI Holding Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date     November 12, 2002


/s/ Kenneth A. Budde
-----------------------
Kenneth A. Budde
Chief Financial Officer

                                       AKI, INC.

Date:  November 12, 2002               By:  /s/ Kenneth A. Budde
                                            -----------------------------------
                                            Kenneth A. Budde
                                            Senior Vice President &
                                              Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)


                                 CERTIFICATIONS

I, William J. Fox, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AKI, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     November 12, 2002


/s/ William J. Fox
-----------------------
William J. Fox
Chief Executive Officer


I, Kenneth A. Budde, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AKI, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date     November 12, 2002


/s/ Kenneth A. Budde
-----------------------
Kenneth A. Budde
Chief Financial Officer