Form 10-Q
period 2003-03-31
AKI INC; AKI HOLDING CORP
filed 2003-05-14
CIK 1067549, 1067550

FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (X) Yes ( ) No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) ( ) Yes (X) No

As of April 30, 2003, 1,000 shares of common stock of AKI Holding Corp., $.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $.01 par value, were outstanding.

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

                      -  March 31, 2003
                      -  June 30, 2002

                      Consolidated Condensed Statements of Operations

                      -  Three months ended March 31, 2003
                      -  Three months ended March 31, 2002
                      -  Nine months ended March 31, 2003
                      -  Nine months ended March 31, 2002

                      Consolidated Condensed Statement of Changes in Stockholder's Equity

                      -  Nine months ended March 31, 2003

                      Consolidated Condensed Statements of Cash Flows

                      -  Nine months ended March 31, 2003
                      -  Nine months ended March 31, 2002

                      Notes to Consolidated Condensed Financial Statements

                  AKI, Inc. and Subsidiaries

                      Consolidated Condensed Balance Sheet

                      -  March 31, 2003
                      -  June 30, 2002

                      Consolidated Condensed Statements of Operations

                      -  Three months ended March 31, 2003
                      -  Three months ended March 31, 2002
                      -  Nine months ended March 31, 2003
                      -  Nine months ended March 31, 2002

                      Consolidated Condensed Statement of Changes in Stockholder's Equity

                      -  Nine months ended March 31, 2003

                      Consolidated Condensed Statements of Cash Flows

                      -  Nine months ended March 31, 2003
                      -  Nine months ended March 31, 2002

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

         Item 4.  Controls and Procedures

Part II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 6.  Exhibits and Reports on Form 8-K

                       AKI HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (dollars in thousands, except share and per share information)


                                                                                  March 31,           June 30,
                                                                                    2003                2002
                                                                                -------------      -------------
                                                                                 (unaudited)         (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       1,253      $       1,875
Accounts receivable, net...................................................            21,830             23,796
Inventory..................................................................             7,941              8,014
Prepaid expenses...........................................................               834                667
Income tax receivable......................................................             1,892                  -
Deferred income taxes......................................................               977                977
                                                                                -------------      -------------

   Total current assets....................................................            34,727             35,329

Property, plant and equipment, net.........................................            17,406             19,616
Goodwill ..................................................................           153,277            153,277
Other intangible assets, net...............................................            11,772             13,142
Deferred charges, net......................................................             3,386              4,059
Deferred income taxes......................................................               392                692
Other assets...............................................................               177                164
                                                                                -------------      -------------

   Total assets............................................................     $     221,137      $     226,279
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of long-term debt..........................................     $       1,812      $       1,375
Accounts payable, trade....................................................             3,400              5,826
Accrued income taxes.......................................................                 -              2,007
Accrued compensation.......................................................             3,767              5,338
Accrued interest...........................................................             3,046              5,570
Accrued expenses...........................................................             3,851              3,642
                                                                                -------------      -------------

   Total current liabilities...............................................            15,876             23,758

Revolving credit line......................................................             8,900              2,750
Term loan..................................................................             6,750              8,125
Senior notes...............................................................           103,510            103,510
Promissory note to affiliate...............................................               355                  -
Senior discount debentures.................................................             8,832             15,901
Other non-current liabilities..............................................             1,712              2,338
                                                                                -------------      -------------

   Total liabilities.......................................................           145,935            156,382

Stockholder's equity
Common stock, $0.01 par 1,000 shares authorized;
    1,000 shares issued and outstanding....................................                 -                  -
Additional paid-in capital.................................................            93,656             93,656
Accumulated deficit........................................................            (3,036)            (7,583)
Accumulated other comprehensive income (loss)..............................               312               (446)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                --------------     -------------

   Total stockholder's equity..............................................            75,202             69,897
                                                                                -------------      -------------


   Total liabilities and stockholder's equity..............................     $     221,137      $     226,279
                                                                                =============      =============



        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                              Three months ended                    Nine months ended
                                                      ---------------------------------    ---------------------------------
                                                      March 31, 2003     March 31, 2002    March 31, 2003     March 31, 2002
                                                      --------------     --------------    --------------     --------------
                                                        (unaudited)        (unaudited)       (unaudited)        (unaudited)

Net sales......................................          $  28,954          $  35,472         $  90,998          $  85,182
Cost of goods sold.............................             18,549             20,357            57,768             53,000
                                                         ---------          ---------         ---------          ---------

   Gross profit................................             10,405             15,115            33,230             32,182

Selling, general and administrative expenses...              4,488              5,018            13,892             13,782
Amortization of goodwill.......................                  -              1,202                 -              3,605
Amortization of other intangibles..............                285                477               857                990
                                                         ---------          ---------         ---------          ---------

   Income from operations......................              5,632              8,418            18,481             13,805

Other expenses:
   Interest expense............................              3,565              4,182            10,978             11,918
   Management fees and other, net..............                100                 57               225                182
   Loss from early retirement of debt..........                204                  -                60                  -
                                                         ---------          ---------         ---------          ---------

   Income before income taxes..................              1,763              4,179             7,218              1,705

Income tax expense.............................                594              2,150             2,671              2,227
                                                         ---------          ---------         ---------          ---------

   Net income (loss)...........................          $   1,169          $   2,029         $   4,547          $    (522)
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


                                                                                           Accumulated
                                             Common Stock      Additional                     Other        Carryover
                                             ------------       Paid-in      Accumulated   Comprehensive     Basis
                                           Shares   Dollars     Capital        Deficit         Loss        Adjustment     Total
                                           ------   -------     -------        -------         ----        ----------     -----

Balances, June 30, 2002 (unaudited).....    1,000   $    -     $  93,656      $  (7,583)     $   (446)     $ (15,730)   $  69,897

Net income (unaudited)..................                                          4,547                                     4,547

Other comprehensive income, net of tax:
   Foreign currency translation
     adjustment (unaudited).............                                                          758                         758
                                                                                                                        ---------

Comprehensive income (unaudited)........                                                                                    5,305
                                            -----   ------     ---------      ---------      --------      ---------    ---------

Balances, March 31, 2003 (unaudited)....    1,000   $    -     $  93,656      $  (3,036)     $    312      $ (15,730)   $  75,202
                                            =====   ======     =========      =========      ========      =========    =========



        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                                     Nine months ended
                                                                                           ------------------------------------
                                                                                           March 31, 2003        March 31, 2002
                                                                                           --------------        --------------
                                                                                             (unaudited)           (unaudited)

Cash flows from operating activities
   Net income (loss).....................................................                   $      4,547          $       (522)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Depreciation and amortization of goodwill and other intangibles.....                          5,579                 8,378
     Amortization of debt discount.......................................                          1,352                 2,468
     Amortization of debt issuance costs.................................                            477                   433
     Deferred income taxes...............................................                            300                (1,153)
     Loss from early retirement of debt..................................                             60                     -
     Other...............................................................                            119                   180
     Changes in operating assets and liabilities:
       Accounts receivable...............................................                          1,966                (8,339)
       Inventory.........................................................                             73                  (465)
       Prepaid expenses, deferred charges and other assets...............                           (167)                 (152)
       Accounts payable and accrued expenses.............................                         (6,312)               (3,571)
       Income taxes......................................................                         (3,899)               (1,006)
                                                                                            ------------          ------------

         Net cash provided by (used in) operating activities.............                          4,095                (3,749)
                                                                                            ------------          ------------

Cash flows from  investing activities
   Purchases of equipment................................................                         (1,904)                 (888)
   Patents...............................................................                            (95)                  (62)
     Payments for acquisition, net of cash acquired......................                              -               (19,053)
                                                                                            ------------          ------------

         Net cash used in investing activities...........................                         (1,999)              (20,003)
                                                                                            ------------          ------------

Cash flows from financing activities
   Payments under capital leases ........................................                              -                  (503)
   Repayment of long-term debt...........................................                         (8,285)                    -
   Net proceeds on revolving loan........................................                          6,150                11,450
   Net proceeds (repayments) on term loan................................                           (938)                9,750
   Payments of loan closing costs........................................                              -                  (605)
   Net proceeds from promissory note to stockholder......................                            355                   350
                                                                                            ------------          ------------

         Net cash (used in) provided by financing activities.............                         (2,718)               20,442
                                                                                            ------------          ------------

Net decrease in cash and cash equivalents................................                           (622)               (3,310)
Cash and cash equivalents, beginning of period...........................                          1,875                 4,654
                                                                                            ------------          ------------

Cash and cash equivalents, end of period.................................                   $      1,253          $      1,344
                                                                                            ============          ============

Supplemental information
  Cash paid during the period for:
     Interest............................................................                   $     11,496          $     11,305
     Income taxes........................................................                          6,421                 4,479



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

     Recently Issued Accounting Standards

          FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied at the beginning of an entity's fiscal year. The adoption of SFAS 142 eliminates the amortization of goodwill, approximately $4,800 in the fiscal year ended June 30, 2002, while requiring an initial test and subsequent annual tests for impairment of goodwill. The Company completed its initial test of the carrying value of goodwill which resulted in no impairment.

          FASB Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued in April 2002. The most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30,
     "Reporting the Results of Operations - Discontinued Events and Extraordinary Items". The implementation of SFAS No. 145 will require gains or losses resulting from future early retirements of debt to be included in other income and expenses which could materially affect income before income taxes. In the nine month period ended March 31, 2003, the Company reported an approximate $60 loss from early retirement of debt.

          FASB Statement of Financial Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the provisions of this statement will have a material impact on the Company's reported results of operations, financial positions or cash flows.

          FASB Statement of Financial Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued in April 2003. FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities" and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the Board as part of the Derivatives Implementation Group ("DIG") process. SFAS 149 contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements", and FASB

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION (continued)

     Statements No. 65, "Accounting for Certain Mortgage Banking Activities, No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", No. 95, "Statement of Cash Flows", and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities". The Company is presently evaluating the effect of this pronouncement.

          FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of obligation undertaken in issuing the guarantee. The disclosure requirements are effective for quarters ending after December 15, 2002 and the liability recognition is in effect for guarantees initiated after December 31, 2002. The Company does not anticipate that the provisions of this statement will have a material impact on the Company's reported results of operations, financial positions or cash flows.

          FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued in January 2003. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The Company's maximum exposure related to any investment that may be determined to be in a VIE is limited to the amount invested. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new VIEs created after January 31, 2003.

          FASB Statement of Financial Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS 148") was issued in December 2002. FASB 148 amends FASB Statement of Financial Standards No. 123 "Accounting for
     Stock-Based Compensation" ("FASB 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB 148 amends the disclosure requirements of FASB 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not anticipate that the provisions of this statement will have a material impact on the reported results of operations, financial positions or cash flows.

          If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by FASB 123, the net income (loss) would have been as follows:

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION (continued)



                                                         Three months ended                Nine months ended
                                                             March 31,                         March 31,
                                                             ---------                         ---------
                                                       2003             2002             2003             2002
                                                       ----             ----             ----             ----

    Net income (loss), as reported..........         $  1,169         $  2,029         $  4,547         $   (522)

    Deduct:  Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects......                5               16               16               48
                                                     --------         --------         --------         --------

    Pro forma net income (loss).............         $  1,164         $  2,013         $  4,531         $   (570)
                                                     ========         ========         ========         ========


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


             Cash......................................  $      1
             Other current assets......................     5,680
             Property, plant and equipment.............     7,695
             Patents...................................     7,750
             Other intangible assets...................     1,069
             Goodwill..................................       407
                                                         --------

             Total allocation to assets................  $ 22,602
                                                         ========

             Current liabilities.......................  $  3,179
                                                         ========

          Patents are being amortized over a ten year period and other intangible assets are being amortized over periods ranging from one to four years.

     Interim financial statements

          The interim consolidated condensed balance sheet at March 31, 2003 and the interim consolidated condensed statements of operations for the three and nine months ended March 31, 2003 and 2002, the interim consolidated condensed statements of cash flows for the nine months ended March 31, 2003 and 2002 and the interim consolidated condensed statement of changes in stockholder's equity for the nine months ended March 31, 2003 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2002 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION (continued)

     were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2002 as filed on Form 10-K.

     Reclassification

          Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   INVENTORY

          The following table details the components of inventory:


                                                          March 31, 2003         June 30, 2002
                                                          --------------         -------------
                                                            (unaudited)           (unaudited)
              Raw materials
                  Paper..........................           $     2,177           $     2,027
                  Other raw materials............                 3,620                 4,369
                                                            -----------           -----------
                      Total raw materials........                 5,797                 6,396
              Work in process....................                 2,827                 2,468
              Reserve for obsolescence...........                  (683)                 (850)
                                                            ------------          -----------

              Total inventory....................           $     7,941           $     8,014
                                                            ===========           ===========


3.   RETIREMENT OF DEBT

          In fiscal 2003, Holding purchased, with proceeds from distributions from AKI, it's Senior Discount Debentures with a carrying value of $8,422 and unamortized debt issuance cost of $197 for $8,285. The distribution from AKI was funded through borrowings under AKI's credit agreement. In accordance with SFAS 145, the loss from early retirement of debt, including write-off of debt issuance costs, is included in other income.

4.   AMORTIZATION OF GOODWILL

          In accordance with SFAS 142 goodwill is no longer being amortized. The following pro forma amounts reflect goodwill amortization and net income had SFAS 142 been implemented at the beginning of fiscal 2002:


                                                           Three months ended            Nine months ended
                                                               March 31,                     March 31,
                                                               ---------                     ---------
                                                           2003           2002          2003           2002
                                                           ----           ----          ----           ----

       Net income (loss) as reported..............      $   1,169      $   2,029     $   4,547      $    (522)
       Goodwill amortization......................              -          1,202             -          3,605
                                                        ---------      ---------     ---------      ---------

       Pro forma net income.......................      $   1,169      $   3,231     $   4,547      $   3,083
                                                        =========      =========     =========      =========


                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

5.   COMPREHENSIVE INCOME

          Comprehensive income consists of net income, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income (loss) was as follows:


                                                                   Three months ended            Nine months ended
                                                                       March 31,                     March 31,
                                                                       ---------                     ---------
                                                                   2003           2002          2003           2002
                                                                   ----           ----          ----           ----

       Net income (loss)...............................         $   1,169      $   2,029     $   4,547      $    (522)

       Other comprehensive income (loss), net of tax:
           Foreign currency translation
           adjustments.................................               392           (213)          758             85
                                                                ---------      ----------    ---------      ---------

       Comprehensive income (loss).....................         $   1,561      $   1,816     $   5,305      $    (437)
                                                                =========      =========     =========      =========


6.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

          The following condensed balance sheets at March 31, 2003 and June 30, 2002 and condensed statements of operations and cash flows for the nine months ended March 31, 2003 and 2002 and the condensed statement of changes in stockholder's equity for the nine months ended December 31, 2002 for Holding have been prepared on the equity basis of accounting and should be read in conjunction with the consolidated statements and notes thereto.

                                  BALANCE SHEET


                                                                     March 31, 2003         June 30, 2002
                                                                      --------------         -------------
                                                                        (unaudited)           (unaudited)

     Assets
     Investment in subsidiaries...............................         $    96,625           $    99,583
     Income tax receivable....................................               1,493                    46
     Deferred charges.........................................                 192                   422
     Deferred income taxes....................................               1,142                 1,923
                                                                       -----------           -----------

         Total assets.........................................         $    99,452           $   101,974
                                                                       ===========           ===========

     Liabilities
     Senior discount debentures...............................         $     8,832           $    15,901
                                                                        ----------            ----------

         Total liabilities....................................               8,832                15,901
                                                                       -----------           -----------

     Stockholder's equity
     Common Stock, $0.01 par value, 1,000 shares authorized
       1,000 shares issued and outstanding....................                   -                     -
     Additional paid-in capital...............................              93,656                93,656
     Accumulated deficit......................................              (3,036)               (7,583)
                                                                       -----------           -----------

         Total stockholder's equity...........................              90,620                86,073
                                                                       -----------           -----------

         Total liabilities and stockholder's equity...........         $    99,452           $   101,974
                                                                       ===========           ===========


                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

6. CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                             STATEMENT OF OPERATIONS


                                                                                Nine months ended
                                                                      ------------------------------------
                                                                      March 31, 2003        March 31, 2002
                                                                      --------------        --------------
                                                                        (unaudited)           (unaudited)


     Equity in net income of subsidiaries.....................         $     5,327           $     1,178
     Interest expense.........................................               1,386                 2,530
     Loss from early retirement of debt.......................                  60                     -
                                                                       -----------           -----------

         Income (loss) before income taxes....................               3,881                (1,352)

     Income tax benefit.......................................                (666)                 (830)
                                                                       -----------           -----------

         Net income (loss)....................................         $     4,547           $      (522)
                                                                       ===========           ===========



                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY


                                                          Common Stock          Additional
                                                          ------------            Paid-in      Accumulated
                                                       Shares       Amount        Capital        Deficit          Total
                                                       ------       ------        -------        -------          -----

     Balances, June 30, 2002 (unaudited)...........      1,000    $       -     $   93,656     $    (7,583)   $    86,073

     Net income (unaudited)........................                                                  4,547          4,547
                                                     ---------    ---------     ----------     -----------    -----------

     Balances, March 31, 2003 (unaudited)..........      1,000    $       -     $   93,656     $    (3,036)   $    90,620
                                                     =========    =========     ==========     ===========    ===========


                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

6. CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                             STATEMENT OF CASH FLOWS


                                                                                     Nine months ended
                                                                           ------------------------------------
                                                                           March 31, 2003        March 31, 2002
                                                                           --------------        --------------
                                                                             (unaudited)           (unaudited)

     Cash flows from operating activities
       Net income (loss)...........................................         $     4,547           $      (522)
         Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
              Net change in investment in subsidiaries.............              (5,327)               (1,178)
              Amortization of debt discount........................               1,352                 2,468
              Amortization of debt issuance costs..................                  34                    62
              Income tax receivable................................              (1,447)                    -
              Deferred income taxes................................                 781                  (830)
              Loss from early retirement of debt...................                  60                     -
                                                                            -----------           -----------

               Net cash provided by (used in) operating activities                    -                     -
                                                                            -----------           -----------

     Cash flows from financing activities
       Repayment of long-term debt.................................              (8,285)                    -
       Distribution from subsidiary................................               8,285                     -
                                                                            -----------           -----------
           Net cash provided by (used in) financing activities                        -                     -
                                                                            -----------           -----------

     Net increase (decrease) in cash and cash equivalents..........                   -                     -
     Cash and cash equivalents, beginning of period................                   -                     -
                                                                            -----------           -----------

     Cash and cash equivalents, end of period......................         $         -           $         -
                                                                            ===========           ===========


                           AKI, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (dollars in thousands, except share and per share information)


                                                                                  March 31,           June 30,
                                                                                    2003                2002
                                                                                -------------      -------------
                                                                                 (unaudited)         (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       1,253      $       1,875
Accounts receivable, net...................................................            21,830             23,796
Inventory..................................................................             7,941              8,014
Prepaid expenses...........................................................               834                667
Income tax receivable......................................................               399                  -
Deferred income taxes......................................................               977                977
                                                                                -------------      -------------

   Total current assets....................................................            33,234             35,329

Property, plant and equipment, net.........................................            17,406             19,616
Goodwill ..................................................................           153,277            153,277
Other intangible assets, net...............................................            11,772             13,142
Deferred charges, net......................................................             3,194              3,637
Other assets...............................................................               177                164
                                                                                -------------      -------------

   Total assets............................................................     $     219,060      $     225,165
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of long-term debt..........................................     $       1,812      $       1,375
Accounts payable, trade....................................................             3,400              5,826
Accrued income taxes.......................................................                 -              2,053
Accrued compensation.......................................................             3,767              5,338
Accrued interest...........................................................             3,046              5,570
Accrued expenses...........................................................             3,851              3,642
                                                                                -------------      -------------

   Total current liabilities...............................................            15,876             23,804

Revolving credit line......................................................             8,900              2,750
Term loan..................................................................             6,750              8,125
Senior notes...............................................................           103,510            103,510
Promissory note to affiliate...............................................               355                  -
Deferred income taxes......................................................               750              1,231
Other non-current liabilities..............................................             1,712              2,338
                                                                                -------------      -------------

   Total liabilities.......................................................           137,853            141,758

Stockholder's equity
Common stock, $0.01 par 100,000 shares authorized;
   1,000 shares issued and outstanding.....................................                 -                  -
Additional paid-in capital.................................................            92,258            100,543
Accumulated deficit........................................................             4,367               (960)
Accumulated other comprehensive income (loss)..............................               312               (446)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                -------------      -------------

   Total stockholder's equity..............................................            81,207             83,407
                                                                                -------------      -------------

   Total liabilities and stockholder's equity..............................     $     219,060      $     225,165
                                                                                =============      =============


        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                              Three months ended                    Nine months ended
                                                      ---------------------------------    ---------------------------------
                                                      March 31, 2003     March 31, 2002    March 31, 2003     March 31, 2002
                                                      --------------     --------------    --------------     --------------
                                                        (unaudited)        (unaudited)       (unaudited)        (unaudited)

Net sales......................................          $  28,954          $  35,472         $  90,998          $  85,182
Cost of goods sold.............................             18,549             20,357            57,768             53,000
                                                         ---------          ---------         ---------          ---------

   Gross profit................................             10,405             15,115            33,230             32,182

Selling, general and administrative expenses...              4,488              5,018            13,892             13,782
Amortization of goodwill.......................                  -              1,202                 -              3,605
Amortization of other intangibles..............                285                477               857                990
                                                         ---------          ---------         ---------          ---------

   Income from operations......................              5,632              8,418            18,481             13,805

Other expenses:
   Interest expense............................              3,184              3,306             9,592              9,388
   Management fees and other, net..............                100                 57               225                182
                                                         ---------          ---------         ---------          ---------

   Income before income taxes..................              2,348              5,055             8,664              4,235

Income tax expense.............................                911              2,439             3,337              3,057
                                                         ---------          ---------         ---------          ---------

   Net income..................................          $   1,437          $   2,616         $   5,327          $   1,178
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

                           AKI, INC., AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)


                                                                                           Accumulated
                                             Common Stock     Additional                      Other        Carryover
                                             ------------       Paid-in      Accumulated   Comprehensive     Basis
                                           Shares   Dollars     Capital        Deficit         Loss        Adjustment     Total
                                           ------   -------     -------        -------         ----        ----------     -----

Balances, June 30, 2002 (unaudited).....    1,000   $    -     $ 100,543      $    (960)     $   (446)     $ (15,730)  $   83,407

Distribution to AKI Holding Corp........                          (8,285)                                                  (8,285)

Net income (unaudited)..................                                          5,327                                     5,327

Other comprehensive income, net of tax:
   Foreign currency translation
     adjustment (unaudited).............                                                          758                         758
                                                                                                                        ---------

Comprehensive income (unaudited)........                                                                                    6,085
                                            -----   ------     ---------      ---------      --------      ---------    ---------

Balances, March 31, 2003 (unaudited)....    1,000   $    -     $  92,258      $   4,367      $    312      $ (15,730)   $  81,207
                                            =====   ======     =========      =========      ========      =========    =========



        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                                     Nine months ended
                                                                                           ------------------------------------
                                                                                           March 31, 2003        March 31, 2002
                                                                                           --------------        --------------
                                                                                             (unaudited)           (unaudited)

Cash flows from operating activities
   Net income............................................................                   $      5,327          $      1,178
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
     Depreciation and amortization of goodwill and other intangibles.....                          5,579                 8,378
     Amortization of debt issuance cost..................................                            443                   371
     Deferred income taxes...............................................                           (481)                 (323)
     Other...............................................................                            119                   180
     Changes in operating assets and liabilities:
       Accounts receivable...............................................                          1,966                (8,339)
       Inventory.........................................................                             73                  (465)
       Prepaid expenses, deferred charges and other assets...............                           (167)                 (152)
       Accounts payable and accrued expenses.............................                         (6,312)               (3,571)
       Income taxes......................................................                         (2,452)               (1,006)
                                                                                            ------------          ------------

         Net cash provided by (used in) operating activities.............                          4,095                (3,749)
                                                                                            ------------          ------------

Cash flows from  investing activities
   Purchases of equipment................................................                         (1,904)                 (888)
   Patents...............................................................                            (95)                  (62)
   Payments for acquisition, net of cash acquired........................                              -               (19,053)
                                                                                            ------------          ------------

         Net cash used in investing activities...........................                         (1,999)              (20,003)
                                                                                            ------------          ------------

Cash flows from  financing activities
   Payments under capital leases.........................................                              -                  (503)
   Net proceeds on revolving loan........................................                          6,150                11,450
   Net proceeds (repayments) on term loan................................                           (938)                9,750
   Payments of loan closing costs........................................                              -                  (605)
   Net proceeds from promissory note to affiliate........................                            355                   350
   Distribution to parent................................................                         (8,285)                    -
                                                                                            ------------          ------------

         Net cash (used in) provided by financing activities.............                         (2,718)               20,442
                                                                                            ------------          ------------

Net decrease in cash and cash equivalents................................                           (622)               (3,310)
Cash and cash equivalents, beginning of period...........................                          1,875                 4,654
                                                                                            ------------          ------------

Cash and cash equivalents, end of period.................................                   $      1,253          $      1,344
                                                                                            ============          ============


Supplemental information
   Cash paid during the period for:
     Interest............................................................                   $     11,496          $     11,305
     Income taxes........................................................                          6,421                 4,479



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

     Recently Issued Accounting Standards

          FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied at the beginning of an entity's fiscal year. The adoption of SFAS 142 eliminates the amortization of goodwill, approximately $4,800 in the fiscal year ended June 30, 2002, while requiring an initial test and subsequent annual tests for impairment of goodwill. The Company completed its initial test of the carrying value of goodwill which resulted in no impairment.

          FASB Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued in April 2002. The most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30,
     "Reporting the Results of Operations - Discontinued Events and Extraordinary Items". The implementation of SFAS No. 145 will require gains or losses resulting from future early retirements of debt to be included in other income and expenses which could materially affect income before income taxes.

          FASB Statement of Financial Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the provisions of this statement will have a material impact on the Company's reported results of operations, financial positions or cash flows.

          FASB Statement of Financial Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued in April 2003. FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities" and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the Board as part of the Derivatives Implementation Group ("DIG") process. SFAS 149 contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements", and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities, No. 91, "Accounting for

                           AKI, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION (continued)

     Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", No. 95, "Statement of Cash Flows", and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities". The Company is presently evaluating the effect of this pronouncement.

          FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of obligation undertaken in issuing the guarantee. The disclosure requirements are effective for quarters ending after December 15, 2002 and the liability recognition is in effect for guarantees initiated after December 31, 2002. The Company does not anticipate that the provisions of this statement will have a material impact on the Company's reported results of operations, financial positions or cash flows.

          FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued in January 2003. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The Company's maximum exposure related to any investment that may be determined to be in a VIE is limited to the amount invested. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new VIEs created after January 31, 2003.

          FASB Statement of Financial Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS 148") was issued in December 2002. FASB 148 amends FASB Statement of Financial Standards No. 123 "Accounting for
     Stock-Based Compensation" ("FASB 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB 148 amends the disclosure requirements of FASB 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not anticipate that the provisions of this statement will have a material impact on the reported results of operations, financial positions or cash flows.

          If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by FASB 123, the net income would have been as follows:

                           AKI, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.  BASIS OF PRESENTATION (continued)


                                                         Three months ended                Nine months ended
                                                             March 31,                         March 31,
                                                             ---------                         ---------
                                                       2003             2002             2003             2002
                                                       ----             ----             ----             ----

    Net income, as reported.................         $  1,437         $  2,616         $  5,327         $  1,178

    Deduct:  Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects......                5               16               16               48
                                                     --------         --------         --------         --------

    Pro forma net income....................         $  1,432         $  2,600         $  5,311         $  1,130
                                                     ========         ========         ========         ========


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



             Cash......................................  $      1
             Other current assets......................     5,680
             Property, plant and equipment.............     7,695
             Patents...................................     7,750
             Other intangible assets...................     1,069
             Goodwill..................................       407
                                                         --------

             Total allocation to assets................  $ 22,602
                                                         ========

             Current liabilities.......................  $  3,179
                                                         ========

          Patents are being amortized over a ten year period and other intangible assets are being amortized over periods ranging from one to four years.

     Interim financial statements

          The interim consolidated condensed balance sheet at March 31, 2003 and the interim consolidated condensed statements of operations for the three and nine months ended March 31, 2003 and 2002, the interim consolidated condensed statements of cash flows for the nine months ended March 31, 2003 and 2002 and the interim consolidated condensed statement of changes in stockholder's equity for the nine months ended March 31, 2003 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted.

                           AKI, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (dollars in thousands, except share and per share information

1.   BASIS OF PRESENTATION (continued)

     The June 30, 2002 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2002 as filed on Form 10-K.

     Reclassification:

          Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   INVENTORY

          The following table details the components of inventory:


                                                          March 31, 2003         June 30, 2002
                                                          --------------         -------------
                                                            (unaudited)            (unaudited)
              Raw materials
                  Paper..........................           $     2,177           $     2,027
                  Other raw materials............                 3,620                 4,369
                                                            -----------            ----------
                      Total raw materials........                 5,797                 6,396
              Work in process....................                 2,827                 2,468
              Reserve for obsolescence...........                  (683)                 (850)
                                                            -----------            ----------

              Total inventory....................           $     7,941            $    8,014
                                                            ===========            ==========


3.   DISTRIBUTION

          In fiscal 2003, AKI paid distributions of $8,285 to Holding to fund the purchase of Holding Senior Discount Debentures. The distribution was funded through borrowings under the amended and restated credit agreement.

4.   AMORTIZATION OF GOODWILL

          In accordance with SFAS 142 goodwill is no longer being amortized. The following pro forma amounts reflect goodwill amortization and net income had SFAS 142 been implemented at the beginning of fiscal 2002:


                                                           Three months ended            Nine months ended
                                                               March 31,                     March 31,
                                                               ----------                    ---------
                                                           2003           2002          2003           2002
                                                           ----           ----          ----           ----

       Net income as reported.....................      $   1,437      $   2,616     $   5,327      $   1,178
       Goodwill amortization......................              -          1,202             -          3,605
                                                        ---------      ---------     ---------      ---------

       Pro forma net income.......................      $   1,437      $   3,818     $   5,327      $   4,783
                                                        =========      =========     =========      =========


                           AKI, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (dollars in thousands, except share and per share information

5.   COMPREHENSIVE INCOME

          Comprehensive income consists of net income, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income was as follows:


                                                                   Three months ended            Nine months ended
                                                                       March 31,                     March 31,
                                                                       ---------                     ---------
                                                                   2003           2002          2003           2002
                                                                   ----           ----          ----           ----

       Net income......................................         $   1,437      $   2,616     $   5,327      $   1,178

       Other comprehensive income (loss), net of tax:
           Foreign currency translation
           adjustments.................................               392           (213)          758             85
                                                                ---------      ---------     ---------      ---------

       Comprehensive income............................         $   1,829      $   2,403     $   6,085      $   1,263
                                                                =========      =========     =========      =========


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

Results of Operations

 Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Net Sales. Net sales for the three months ended March 31, 2003 decreased $6.5 million, or 18.3%, to $29.0 million, as compared to $35.5 million for the three months ended March 31, 2002. The decrease in net sales was primarily attributable to sales of sampling technologies for advertising and marketing of cosmetics by CP and a decrease in the sales of our core sampling technologies for advertising and marketing of domestic cosmetic products and international fragrance products partially offset by an increase in the sales of our core sampling technologies for advertising and marketing of domestic consumer products.

     Gross Profit. Gross profit for the three months ended March 31, 2003 decreased $4.7 million, or 31.1%, to $10.4 million, as compared to $15.1 million for three months ended March 31, 2002. Gross profit as a percentage of net sales decreased to 35.9% in the three months ended March 31, 2003, from 42.5% in the three months ended March 31, 2002. The decrease in gross profit and gross profit as a percentage of net sales is primarily due to the decrease in sales volume and changes in product mix.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2003 decreased $0.5 million, or 10.0%, to $4.5 million, as compared to $5.0 million for the three months ended March 31, 2002. Selling, general and administrative expenses as a percent of net sales increased to 15.5% in the three months ended March 31, 2003, from 14.1% in the three months ended March 31, 2002. The decrease in selling, general and administrative expenses is primarily related to the decrease in legal fees and incentive compensation expense partially offset by an increase in office rent expense.

     Amortization of Goodwill. Amortization of goodwill for the three months ended March 31, 2003 decreased $1.2 million, or 100%, to $0, as compared to $1.2 million for the three months ended March 31, 2002. The decrease in amortization of goodwill resulted from the adoption of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". We completed our initial test of the carrying value of goodwill which resulted in no impairment.

     Income from Operations. Income from operations for the three months ended March 31, 2003 decreased $2.8 million, or 33.3%, to $5.6 million, as compared to $8.4 million for the three months ended March 31, 2002. Income from operations as a percentage of net sales decreased to 19.3% in the three months ended March 31, 2003, from 23.7% in the three months ended March 31, 2002. The decrease in income from operations and income from operations as a percentage of net sales is principally the result of the factors described above.

     Interest Expense. Interest expense for the three months ended March 31, 2003 decreased $0.6 million, or 14.3%, to $3.6 million, as compared to $4.2 million for the three months ended March 31, 2002. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to retired Senior Discount Debentures and a reduction in the outstanding amounts of our credit facility. Interest expense as a percentage of net sales increased to 12.4% in the three months ended March 31, 2003, from 11.0% in the three months ended March 31, 2002.

     Interest expense for AKI for the three months ended March 31, 2003 decreased $0.1 million, or 3.0%, to $3.2 million, as compared to $3.3 million for the three months ended March 31, 2002. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a reduction in the outstanding amounts of our credit facility. Interest expense as a percentage of net sales increased to 10.8% in the three months ended March 31, 2003, from 9.3% in the three months ended March 31, 2002.

     Income Tax Expense. Income tax expense for the three months ended March 31, 2003 decreased $1.6 million to $0.6 million. The Company's effective tax rate, after consideration of non-deductible goodwill amortization in 2002, was 32.8% in the three months ended March 31, 2003, and 39.1% in the three months ended March 31, 2002.

     Income tax expense for AKI for the three months ended March 31, 2003 decreased $1.5 million to $0.9 million. AKI's effective tax rate, after consideration of non-deductible goodwill amortization, was 39% in the three months ended March 31, 2003 and 2002.


  Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002

     Net Sales. Net sales for the nine months ended March 31, 2003 increased $5.8 million, or 6.8%, to $91.0 million as compared to $85.2 million for the nine months ended March 31, 2002. The increase in net sales was primarily attributable to sales of sampling technologies for advertising and marketing of cosmetics by CP and an increase in the sales of our core sampling technologies for advertising and marketing of domestic fragrance and consumer products and international cosmetic products partially offset by a decrease in the sales of our core sampling technologies for advertising and marketing of domestic cosmetic products and international fragrance products.

     Gross Profit. Gross profit for the nine months ended March 31, 2003 increased $1.0 million, or 3.1%, to $33.2 million as compared to $32.2 million for nine months ended March 31, 2002. Gross profit as a percentage of net sales decreased to 36.5% in the nine months ended March 31, 2003, from 37.8% in the nine months ended March 31, 2002. The increase in gross profit and decrease in gross profit as a percentage of net sales is primarily due to the increase in sales volume and changes in product mix.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 2003 increased $0.1 million, or 0.7%, to $13.9 million as compared to $13.8 million for the nine months ended March 31, 2002. Selling, general and administrative expenses as a percent of net sales decreased to 15.3% in the nine months ended March 31, 2003 from 16.2% in the nine months ended March 31, 2002. The increase in selling, general and administrative expenses is primarily related to the CP operations, an increase in office rent expense and foreign exchange losses partially offset by a decrease in legal fees and incentive compensation expense.

     Amortization of Goodwill. Amortization of goodwill for the nine months ended March 31, 2003 decreased $3.6 million, or 100%, to $0, as compared to $3.6 million for the nine months ended March 31, 2002. The decrease in amortization of goodwill resulted from the adoption of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". We completed our initial test of the carrying value of goodwill which resulted in no impairment.

     Income from Operations. Income from operations for the nine months ended March 31, 2003 increased $4.7 million, or 34.1%, to $18.5 million, as compared to $13.8 million for the nine months ended March 31, 2002. Income from operations as a percentage of net sales increased to 20.3% in the nine months ended March 31, 2003, from 16.2% in nine months ended March 31, 2002. The increase in income from operations and income from operations as a percentage of net sales is principally the result of the factors described above.

     Interest Expense. Interest expense for the nine months ended March 31, 2003 decreased $0.9 million, or 7.6%, to $11.0 million, as compared to $11.9 million for the nine months ended March 31, 2002. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to retired Senior Discount Debentures partially offset by interest payable on the term loan incurred in connection with the CP acquisition. Interest expense as a percentage of net sales decreased to 12.1% in the nine months ended March 31, 2003 from 14.0% in the six months ended March 31, 2002.

     Interest expense for AKI for the nine months ended March 31, 2003 increased $0.2 million, or 2.1%, to $9.6 million, as compared to $9.4 million for the nine months ended March 31, 2002. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to interest payable on the term loan incurred in connection with the CP acquisition. Interest expense as a percentage of net sales decreased to 10.6% in the nine months ended March 31, 2003, from 11.0% in the nine months ended March 31, 2002.

     Income Tax Expense. Income tax expense for the nine months ended March 31, 2003 increased $0.5 million to $2.7 million. The Company's effective tax rate, after consideration of non-deductible goodwill amortization, was 36.1% in the nine months ended March 31, 2003 and 39.5% in the nine months ended March 31, 2002.

     Income tax expense for AKI for the nine months ended March 31, 2003 increased $0.2 million to $3.3 million. AKI's effective tax rate, after consideration of non-deductible goodwill amortization, was 39.0% in the nine months ended March 31, 2003 and 2002.


Liquidity and Capital Resources

     We have substantial indebtedness and significant debt service obligations. As of March 31, 2003, we had consolidated indebtedness in an aggregate amount of $130.2 million (excluding trade payables, accrued liabilities, deferred taxes and other non-current liabilities), of which approximately $8.8 million was a direct obligation of Holding relating to its debentures and approximately $121.3 million was a direct obligation of AKI relating to its notes, term loan, revolving loan and promissory note to affiliate. Borrowings at March 31, 2003 included $8.9 million under the revolving loan and $8.6 million under the term loan and $0.4 million on the promissory note to affiliate. At March 31, 2003 we had $10.8 million available under the revolving loan. At March 31, 2003, AKI also had $15.8 million in additional outstanding liabilities (including trade payables, accrued liabilities, deferred taxes and other non-current liabilities).

     Holding's principal liquidity requirements are for debt service requirements under the debentures. AKI's principal liquidity requirements are for debt service requirements and fees under the notes, term loan and revolving loan. Historically, we have funded our capital, debt service and operating requirements with a combination of net cash provided by operating activities, together with borrowings under the revolving loan and promissory note to affiliate. During the nine months ended March 31, 2003, cash totaling $4.1 million was provided by operating activities resulting from net income before depreciation and amortization and a decrease in accounts receivable, partially offset by decreases in accounts payable, accrued compensation, accrued interest and accrued income taxes. During the nine months ended March 31, 2002, cash totaling $3.7 million was used by operating activities primarily due to the increase in accounts receivable and a decrease in accrued interest and accrued income taxes, offset partially by an increase in accounts payable and accrued expenses.

     We define EBITDA as net income or loss plus income taxes; interest expense; management fees and other, net; and depreciation, amortization and impairment loss of goodwill and amortization of other intangibles. EBITDA is not a measure of financial performance under generally accepted accounting principles, and should not be used by itself or in the place of net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles as a measure of profitability or liquidity. We believe the presentation of EBITDA is relevant because EBITDA is a measurement that we and our lenders use when evaluating liquidity and establishing our interest rate on a portion of our debt. Investors should be aware that EBITDA may not be comparable with similarly titled measures presented by other companies and comparisons of such amounts could be misleading unless all companies and analysts calculate such measures in the same manner.

     The calculation of EBITDA for Holding is as follows (dollars in millions):


                                                       Three months ended                  Nine months ended
                                                            March 31,                          March 31,
                                                            ---------                          ---------
                                                      2003             2002              2003              2002
                                                      ----             ----              ----              ----

Net income (loss)........................           $    1.2         $    2.0          $    4.5          $   (0.5)

Income tax expense.......................                0.6              2.1               2.7               2.2
Interest expense.........................                3.5              4.2              11.0              11.9
Management fees and other, net...........                0.1              0.1               0.2               0.2
Loss from early retirement of debt.......                0.2                -               0.1                 -
Depreciation and amortization of
   goodwill and other intangibles........                1.9              3.1               5.6               8.4
                                                    --------         --------          --------          --------

EBITDA...................................           $    7.5         $   11.5          $   24.1          $   22.2
                                                    ========         ========          ========          ========


         The calculation of EBITDA for AKI is as follows (dollars in millions):


                                                       Three months ended                  Nine months ended
                                                            March 31,                          March 31,
                                                            ---------                          ---------
                                                      2003             2002              2003              2002
                                                      ----             ----              ----              ----

Net income...............................           $    1.4         $    2.6          $    5.3          $    1.2

Income tax expense.......................                0.9              2.4               3.4               3.0
Interest expense.........................                3.2              3.3               9.6               9.4
Management fees and other, net...........                0.1              0.1               0.2               0.2
Depreciation and amortization of
   goodwill and other intangibles........                1.9              3.1               5.6               8.4
                                                    --------         --------          --------          --------

EBITDA...................................           $    7.5         $   11.5          $   24.1          $   22.2
                                                    ========         ========          ========          ========


     On December 18, 2001 we amended and restated our credit agreement with Heller Financial, Inc. ("restated credit agreement"). The restated credit agreement provides for: (1) a $10.0 million term loan which matures on December 31, 2006 with varying quarterly principal installments beginning March 31, 2002 and (2) a revolving loan commitment up to a maximum of $20.0 million which expires December 31, 2006. Borrowings under the revolving loan commitment are limited to a borrowing base consisting of accounts receivable, inventory and property, plant and equipment which serve as collateral for the borrowings. Interest on amounts borrowed under the term loan and revolving loan accrue at a floating rate based upon either prime plus a margin of 1.75% to 2.5% (outstanding borrowings averaged 6.0% at March 31, 2003) or LIBOR plus a margin of 3.0% to 3.75% (outstanding borrowings averaged 5.69% at March 31, 2003). The Company is required to pay commitment fees on the unused portion of the revolving loan commitment. In addition, the Company is required to pay fees equal to 2.5% of the average daily outstanding amount of lender guarantees. On November 15, 2002 we amended our restated credit agreement with Heller Financial, Inc. The amendment delayed mandatory prepayments of the term loan from excess cash flow from fiscal years commencing with the year ending June 30, 2003 to fiscal years commencing with the year ending June 30, 2004; increased the aggregate cost of permitted restricted junior payments for the purpose of purchasing or repurchasing our Senior Notes and Senior Discount Debentures from $10.0 million to $25.0 million; and increased the permitted payment of a management, advisory, consulting or other similar fee to an affiliate in the aggregate from $0.25 million to $0.4 million per year. The Company had $0.3 million of lender guarantees outstanding at March 31, 2003.

     In the nine months ended March 31, 2003 and 2002, we had capital expenditures of approximately $1.9 million and $0.9 million, respectively. These capital expenditures consisted primarily of the purchase of manufacturing equipment and upgrading our computer systems.

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

     On October 15, 2002 and February 18, 2003, Holding purchased, with proceeds from distributions from AKI, its 13.5% Senior Discount Debentures due 2009 with an accreted value of $3.4 and $5.0 million for $3.2 and $5.1 million, respectively. AKI funded the distribution through borrowings under its credit agreement.

     Capital expenditures for the three months ending June 30, 2003 are currently estimated to be approximately $0.6 million. Based on borrowings outstanding as of March 31, 2003, we expect total cash payments for debt service for the three months ending June 30, 2003 to be approximately $0.6 million, consisting of $0.4 million in principal payments under the term loan and $0.2 million in interest and fees under the credit agreement. We also expect to make royalty payments of approximately $0.5 million during the three months ending June 30, 2003.

     At March 31, 2003, Holding's cash and cash equivalents and net working capital were $1.3 million and $18.8 million, respectively, representing a decrease in cash and cash equivalents of $0.6 million and an increase in net working capital of $7.3 million from June 30, 2002. The increase in working capital is primarily due to the reduction of current liabilities and the increase in income tax receivable partially offset by a decrease in accounts receivable.

Seasonality / Cyclicality

     Our sales and operating results have historically reflected seasonal variations. Such seasonal and cyclical variations are based on the timing of our customers' advertising campaigns and product launches, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. As a result, generally, a higher level of sales are reflected in our first and third fiscal quarters ended September 30 and March 31 when sales from such advertising campaigns are principally recognized. These fluctuations require us to accurately allocate our resources to manage our manufacturing capacity, which often operates at full capacity during peak demand periods. The severity of our seasonal sales variations has decreased over time as we have developed and acquired other sampling technologies for advertising and marketing of cosmetic and consumer products. Sales of the CP products subsequent to our acquisition totaled $14.7 million in the three months ended June 30, 2002, a significant increase compared to CP's historical levels due to sales related to a new sampling technology and the major introduction of new products by Mary Kay. Sales of this magnitude will not occur in the three months ending June 30, 2003.

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

     FASB Statement of Financial Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the provisions of this statement will have a material impact on the Company's reported results of operations, financial positions or cash flows.

     FASB Statement of Financial Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued in April 2003. FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities" and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the Board as part of the Derivatives Implementation Group ("DIG") process. SFAS 149 contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements", and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities, No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", No. 95, "Statement of Cash Flows", and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities". The Company is presently evaluating the effect of this pronouncement.

     FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of obligation undertaken in issuing the guarantee. The disclosure requirements are effective for quarters ending after December 15, 2002 and the liability recognition is in effect for guarantees initiated after December 31, 2002. The Company does not anticipate that the provisions of this statement will have a material impact on the Company's reported results of operations, financial positions or cash flows.

     FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued in January 2003. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The Company's maximum exposure related to any investment that may be determined to be in a VIE is limited to the amount invested. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new VIEs created after January 31, 2003.

     FASB Statement of Financial Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS 148") was issued in December 2002. FASB 148 amends FASB Statement of Financial Standards No. 123 "Accounting for Stock-Based Compensation" ("FASB 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB 148 amends the disclosure requirements of FASB 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not anticipate that the provisions of this statement will have a material impact on the reported results of operations, financial positions or cash flows.

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

     o Inventories. Our inventories, which consist of raw materials and work-in-process, are valued at the lower of cost or market value.
          Paper inventory uses the last-in, first-out (LIFO) method and all other inventories use the first-in, first-out (FIFO) method. We evaluate all of our raw material inventory for slow moving product based on recent usage, projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value based on current realization trends. If the projected net realizable value is less than cost, we provide a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident.

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

     o Revenue recognition. We recognize revenue when the risks and reward of ownership are assumed by the buyer. This generally occurs upon delivery of product to the buyer.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We generate approximately 20% of our sales from customers outside the United States, principally in Europe. International sales are made mostly from our foreign subsidiary located in France and are primarily denominated in the local currency. Our foreign subsidiary also incurs the majority of its expenses in the local currency and uses the local currency as its functional currency.

     Our major principal cash balances are held in U.S. dollars. Cash balances in foreign currencies are held to minimum balances for working capital purposes and therefore have a minimum risk to currency fluctuations.

     We periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At March 31, 2003, there were no forward exchange contracts outstanding.

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

                                     AKI HOLDING CORP.

Date:  May 14, 2003                  By: /s/ Kenneth A. Budde
                                         -----------------------------------
                                         Kenneth A. Budde
                                         Senior Vice President &
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)


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

Date   May 14, 2003


/s/ William J. Fox
------------------------
William J. Fox
Chief Executive Officer


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

Date   May 14, 2003


/s/ Kenneth A. Budde
------------------------
Kenneth A. Budde
Chief Financial Officer

                                     AKI, INC.

Date:  May 14, 2003                  By: /s/ Kenneth A. Budde
                                         -----------------------------------
                                         Kenneth A. Budde
                                         Senior Vice President &
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)


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

Date   May 14, 2003


/s/ William J. Fox
------------------------
William J. Fox
Chief Executive Officer


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

Date   May 14, 2003


/s/ Kenneth A. Budde
------------------------
Kenneth A. Budde
Chief Financial Officer