Form 10-Q
period 2003-12-31
AKI INC
filed 2004-02-09
CIK 1067549

FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

As of January 31, 2004, 1,000 shares of common stock of AKI, Inc., $.01 par value, were outstanding.

                           AKI, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  AKI, Inc. and Subsidiaries

                         Consolidated Condensed Balance Sheets

                         -  December 31, 2003
                         -  June 30, 2003

                         Consolidated Condensed Statements of Operations

                         - Three months ended December 31, 2003
                         - Three months ended December 31, 2002
                         - Six months ended December 31, 2003
                         - Six months ended December 31, 2002

                         Consolidated Condensed Statements of Changes in Stockholder's Equity

                         - Six months ended December 31, 2003

                         Consolidated Condensed Statements of Cash Flows

                         - Six months ended December 31, 2003
                         - Six months ended December 31, 2002

                         Notes to Consolidated Condensed Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Discussions About Market Risk

         Item 4.  Controls and Procedures

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 6.  Exhibits and Reports on Form 8-K

                           AKI, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (dollars in thousands, except share and per share information)


                                                                                December 31,          June 30,
                                                                                    2003                2003
                                                                                -------------      -------------
                                                                                 (unaudited)         (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       2,352      $       1,470
Accounts receivable, net...................................................            20,588             20,267
Inventory..................................................................             8,931              7,265
Income tax receivable......................................................                95              1,011
Prepaid expenses...........................................................             1,568                671
Deferred income taxes......................................................               808                808
                                                                                -------------      -------------

   Total current assets....................................................            34,342             31,492

Property, plant and equipment, net.........................................            14,489             16,584
Goodwill ..................................................................           152,994            152,994
Other intangible assets, net...............................................            10,406             11,307
Deferred charges, net......................................................             2,704              3,032
Other assets...............................................................               140                138
                                                                                -------------      -------------

   Total assets............................................................     $     215,075      $     215,547
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of long-term debt..........................................     $       2,000      $       1,875
Accounts payable, trade....................................................             5,679              5,444
Accrued compensation.......................................................             3,985              4,333
Accrued interest...........................................................             5,551              5,502
Accrued expenses...........................................................             3,480              3,661
                                                                                -------------      -------------

   Total current liabilities...............................................            20,695             20,815

Revolving credit line......................................................             3,437             10,000
Term loan..................................................................             5,250              6,250
Senior notes...............................................................           103,510            103,510
Promissory note to affiliate...............................................               375                  -
Deferred income taxes......................................................               793              1,142
Other non-current liabilities..............................................             1,150              1,740
                                                                                -------------      -------------

   Total liabilities.......................................................           135,210            143,457

Stockholder's equity
Common stock, $0.01 par 100,000 shares authorized;
   1,000 shares issued and outstanding.....................................                 -                  -
Additional paid-in capital.................................................            85,667             82,512
Retained earnings..........................................................             9,031              4,873
Accumulated other comprehensive income ....................................               897                435
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                -------------      -------------

   Total stockholder's equity..............................................            79,865             72,090
                                                                                -------------      -------------

   Total liabilities and stockholder's equity..............................     $     215,075      $     215,547
                                                                                =============      =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)



                                                         Three months ended                        Six months ended
                                                -------------------------------------    -------------------------------------
                                                December 31, 2003   December 31, 2002    December 31, 2003   December 31, 2002
                                                -----------------   -----------------    -----------------   -----------------
                                                   (unaudited)         (unaudited)          (unaudited)         (unaudited)

Net sales......................................     $  32,616           $  31,644            $  69,874           $  62,044
Cost of goods sold.............................        22,283              20,704               45,818              39,219
                                                    ---------           ---------            ---------           ---------

   Gross profit................................        10,333              10,940               24,056              22,825

Selling, general and administrative expenses...         5,379               4,740               10,064               9,404
Amortization of other intangibles..............           286                 286                  572                 572
                                                    ---------           ---------            ---------           ---------

   Income from operations......................         4,668               5,914               13,420              12,849

Other expenses:
   Interest expense............................         3,238               3,220                6,452               6,408
   Management fees and other, net..............           100                  62                  200                 125
                                                    ---------           ---------            ---------           ---------

   Income before income taxes..................         1,330               2,632                6,768               6,316

Income tax expense.............................           503                 999                2,610               2,426
                                                    ---------           ---------            ---------           ---------

   Net income..................................     $     827           $   1,633            $   4,158           $   3,890
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

                           AKI, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)



                                                                                            Accumulated
                                                                                Retained       Other
                                                                   Additional   Earnings   Comprehensive   Carryover
                                                 Common Stock        Paid-in  (Accumulated     Income        Basis
                                              Shares    Dollars      Capital     Deficit)      (Loss)     Adjustment       Total
                                              ------    -------      -------     --------      ------     ----------       -----

Balances, June 30, 2003 (unaudited).......    1,000    $      -    $   82,512   $    4,873    $    435    $  (15,730)   $   72,090

Capital contribution from AKI Holding
    Corp..................................                              3,155                                                3,155

Net income (unaudited)....................                                           4,158                                   4,158

Other comprehensive loss, net of tax:
   Foreign currency translation
     adjustment (unaudited)...............                                                         462                         462
                                                                                                                        ----------

Comprehensive income (unaudited)..........                                                                                   4,620
                                            --------   --------    ----------   ----------    --------    ----------    ----------

Balances, December 31, 2003 (unaudited)...     1,000   $      -    $   85,667   $    9,031    $    897    $  (15,730)   $   79,865
                                            ========   ========    ==========   ==========    ========    ==========    ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                                  Six months ended
                                                                                     -----------------------------------------
                                                                                     December 31, 2003       December 31, 2002
                                                                                     -----------------       -----------------
                                                                                        (unaudited)             (unaudited)

Cash flows from operating activities
   Net income................................................................           $     4,158             $     3,890
   Adjustments to reconcile net income to net cash  provided by operating activities:
     Depreciation and amortization of other intangibles......................                 3,692                   3,724
     Amortization of debt issuance cost......................................                   328                     282
     Deferred income taxes...................................................                  (349)                   (321)
     Other...................................................................                  (130)                   (326)
     Changes in operating assets and liabilities:
       Accounts receivable...................................................                  (321)                  4,460
       Inventory.............................................................                (1,666)                    535
       Prepaid expenses, deferred charges and other assets...................                  (897)                   (537)
       Accounts payable and accrued expenses.................................                  (245)                 (3,609)
       Income taxes..........................................................                   916                  (3,247)
                                                                                        -----------             -----------

         Net cash  provided by operating activities..........................                 5,486                   4,851
                                                                                        -----------             -----------

Cash flows from  investing activities
   Purchases of equipment....................................................                  (621)                 (1,297)
   Patents...................................................................                   (75)                    (71)
                                                                                        -----------             -----------

         Net cash used in investing activities...............................                  (696)                 (1,368)
                                                                                        -----------             -----------

Cash flows from  financing activities
   Net repayments on revolving loan..........................................                (6,563)                   (250)
   Net repayments on term loan...............................................                  (875)                   (500)
   Net proceeds from promissory note to affiliate............................                   375                     355
   Capital contribution from parent..........................................                 3,155                       -
   Distribution to parent....................................................                     -                  (3,192)
                                                                                        -----------             -----------

         Net cash used in financing activities...............................                (3,908)                 (3,587)
                                                                                        -----------             -----------

Net increase (decrease) in cash and cash equivalents.........................                   882                    (104)
Cash and cash equivalents, beginning of period...............................                 1,470                   1,875
                                                                                        -----------             -----------

Cash and cash equivalents, end of period.....................................           $     2,352             $     1,771
                                                                                        ===========             ===========


Supplemental information
   Net cash paid (received) during the period for:
     Interest................................................................           $     5,986             $     5,980
     Income taxes............................................................                  (893)                  6,092




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

          AKI is engaged in multi-sensory, interactive marketing activities primarily from the sale of printed advertising materials with sampling systems and other sampling products to fragrance, cosmetics and consumer products companies, and creative services. Products are produced and distributed from Chattanooga, Tennessee and Baltimore, Maryland facilities and distributed in Europe through its French subsidiary, Arcade Europe S.A.R.L.

     Recently Issued Accounting Standards

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), an amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years and interim periods ending after December 15, 2002 and are included in the notes to these consolidated condensed financial statements.

          FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued in January 2003. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. In December 2003, FIN 46(R) was issued, which delays until the period ending March 31, 2004, the application of the provisions of FIN 46 for VIEs created prior to January 31, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The Company's maximum exposure related to any investment that may be determined to be in a VIE is limited to the amount invested. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new VIEs created after January 31, 2003.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 149 amended SFAS 133 regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS
     133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The Company's adoption of this statement will not have any significant impact on the Company's financial condition or results of operations.

                           AKI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION (continued)

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 was developed in response to concerns expressed about issuers' classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity, but that have been presented either entirely as equity or between the liabilities section and the equity section of the balance sheet. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 did not affect the Company's balance sheet presentation of its debt and equity financial instruments.

     Interim financial statements

          The interim consolidated condensed balance sheet at December 31, 2003 and the interim consolidated condensed statements of operations for the three and six months ended December 31, 2003 and 2002, the interim consolidated condensed statements of cash flows for the six months ended December 31, 2003 and 2002 and the interim consolidated condensed statement of changes in stockholder's equity for the six months ended December 31, 2003 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2003 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2003 as filed on Form 10-K.

     Stock Based Compensation

          The Company has elected to account for its stock based compensation with employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation". Under the intrinsic value method, because the stock price of the Company's employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized. The Company adopted the disclosure provision of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment of SFAS No. 123, effective for interim periods beginning after December 15, 2002. If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by SFAS 123, the net income would have been as follows:

                           AKI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION (continued)



                                                        Three Months Ended             Six Months Ended
                                                          December 31,                   December 31,
                                                    ------------------------       ------------------------
                                                       2003           2002            2003           2002
                                                       ----           ----            ----           ----

       Net income, as reported..................    $     827      $   1,633       $   4,158      $   3,890

       Deduct:  Total stock-based employee
       compensation expense determined
       under fair value based method for all
       awards, net of related tax effects.......            8              9              16             18
                                                    ---------      ---------       ---------      ---------

       Pro forma net income.....................    $     819      $   1,624       $   4,142      $   3,872
                                                    =========      =========       =========      =========



2.   INVENTORY

          The following table details the components of inventory:



                                               December 31, 2003         June 30, 2003
                                               -----------------         -------------
                                                   (unaudited)            (unaudited)
        Raw materials
            Paper..........................        $     1,676            $     1,740
            Other raw materials............              4,418                  2,353
                                                   -----------            -----------
                Total raw materials........              6,094                  4,093
        Work in process....................              3,653                  3,857
        Reserve for obsolescence...........               (816)                  (685)
                                                   ------------           -----------

        Total inventory....................        $     8,931            $     7,265
                                                   ===========            ===========




3.   COMPREHENSIVE INCOME

          Comprehensive income consists of net income, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income was as follows:


                                                         Three Months Ended             Six Months Ended
                                                           December 31,                   December 31,
                                                     ------------------------       ------------------------
                                                        2003          2002             2003           2002
                                                        ----          ----             ----           ----

       Net income.................................   $     827      $   1,633       $   4,158      $   3,890

       Other comprehensive income (loss),
       net of tax:
           Foreign currency translation
           adjustments............................         659             (7)            462            366
                                                     ---------      ---------       ---------      ---------

       Comprehensive income.......................   $   1,486      $   1,626       $   4,620      $   4,256
                                                     =========      =========       =========      =========


                           AKI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)


4.   CONTINGENCIES

          The Beautiful Bouquet Company, Ltd. (the "Licensor") filed suit against the Company alleging breaches of a Patent and Know-How License agreement, as amended (the "License Agreement"). The Licensor alleges the Company committed a number of breaches, including a breach of fiduciary duty owed to the Licensor, and is seeking to recover unspecified amounts. The Company believes that it did not breach any provision of the License Agreement, and intends to vigorously defend against such claims.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          Our sales are derived primarily through our multi-sensory, interactive marketing activities primarily from the sale of printed advertising materials with sampling systems and other sampling products to fragrance, cosmetics and consumer products companies, and also from creative services. Substantially all of our sales are made directly to our customers while a small portion are made through advertising and promotional agencies. Each of our customer's marketing programs is unique and pricing is negotiated based on estimated costs plus a margin. While our company and its customers generally do not enter into long-term contracts, we have long-standing relationships with the majority of our customer base.

Results of Operations

          Three Months Ended December 31, 2003 Compared to Three Months
                             Ended December 31, 2002

     Net Sales. Net sales for the three months ended December 31, 2003 increased $1.0 million, or 3.2%, to $32.6 million, as compared to $31.6 million for the three months ended December 31, 2002. The increase in net sales was primarily attributable to increased sales of sampling technologies for advertising and marketing of domestic fragrance products and international cosmetic products and impact of foreign exchange rates. The increased sales were partially offset by decreased sales of sampling technologies for advertising and marketing of domestic cosmetic products and international fragrance products.

     Gross Profit. Gross profit for the three months ended December 31, 2003 decreased $0.6 million, or 5.5%, to $10.3 million, as compared to $10.9 million for three months ended December 31, 2002. Gross profit as a percentage of net sales decreased to 31.6% in the three months ended December 31, 2003, from 34.5% in the three months ended December 31, 2002. The decrease in gross profit and the decrease in gross profit as a percentage of net sales is due to changes in product and format mix and reduction in prices of certain fragrance sampling products in response to competitive pressures.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2003 increased $0.7, or 14.9%, to $5.4 million, as compared to $4.7 million for the three months ended December 31, 2002. Selling, general and administrative expenses as a percent of net sales increased to 16.6% in the three months ended December 31, 2003, from 14.9% in the three months ended December 31, 2002. The increase in selling, general and administrative expenses and the increase in selling, general and administrative expenses as a percent of net sales is primarily due to foreign exchange rates, foreign exchange losses, increased consulting fees and loss on sublease of former office space.

     Income from Operations. Income from operations for the three months ended December 31, 2003 decreased $1.2 million, or 20.3%, to $4.7 million, as compared to $5.9 million for the three months ended December 31, 2002. Income from operations as a percentage of net sales decreased to 14.4% in the three months ended December 31, 2003, from 18.7% in the three months ended December 31, 2002. The decrease in income from operations and income from operations as a percentage of net sales is principally the result of the factors described above.

     Interest Expense. Interest expense (which includes the amortization of deferred financing costs) for the three months ended December 31, 2003 was $3.2 million consistent with the $3.2 million for the three months ended December 31, 2002. Outstanding borrowings and related interest rates during the three months ended December 31, 2003 and 2002 were relatively consistent.

     Income Tax Expense. Income tax expense for the three months ended December 31, 2003 decreased $0.5 million to $0.5 million. Our effective tax rate was 39% in the three months ended December 31, 2003 and 2002.

            Six Months Ended December 31, 2003 Compared to Six Months
                            Ended December 31, 2002

     Net Sales. Net sales for the six months ended December 31, 2003 increased $7.9 million, or 12.7%, to $69.9 million, as compared to $62.0 million for the six months ended December 31, 2002. The increase in net sales was primarily attributable to increased sales of sampling technologies for advertising and marketing of domestic fragrance and consumer products, international cosmetic products and impact of foreign exchange rates. The increases were partially offset by decreased sales of sampling technologies for advertising and marketing of domestic cosmetic products and international fragrance products.

     Gross Profit. Gross profit for the six months ended December 31, 2003 increased $1.3 million, or 5.7%, to $24.1 million, as compared to $22.8 million for six months ended December 31, 2002. Gross profit as a percentage of net sales decreased to 34.5% in the six months ended December 31, 2003, from 36.8% in the six months ended December 31, 2002.. The increase in gross profit is primarily due to the increase in sales volume. The decrease in gross profit as a percentage of net sales is due to increased premium labor costs, changes in product and format mix and reduction in prices of certain fragrance sampling products in response to competitive pressures.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 2003 increased $0.7, or 7.5%, to $10.1 million, as compared to $9.4 million for the six months ended December 31, 2002. The increase in selling, general and administrative expenses is primarily due to foreign exchange rates, increased consulting fees, increased office rent and loss on sublease of former office space. Selling, general and administrative expenses as a percent of net sales decreased to 14.5% in the six months ended December 31, 2003, from 15.2% in the six months ended December 31, 2002 primarily because these costs are largely fixed.

     Income from Operations. Income from operations for the six months ended December 31, 2003 increased $0.6 million, or 4.7%, to $13.4 million, as compared to $12.8 million for the six months ended December 31, 2002. Income from operations as a percentage of net sales decreased to 19.2% in the six months ended December 31, 2003, from 20.7% in the six months ended December 31, 2002. The increase in income from operations and decrease in income from operations as a percentage of net sales is principally the result of the factors described above.

     Interest Expense. Interest expense (which includes the amortization of deferred financing costs) for the six months ended December 31, 2003 increased $0.1 million, or 1.6%, to $6.5 million, as compared to $6.4 million for the six months ended December 31, 2002. Outstanding borrowings and related interest rates during the six months ended December 31, 2003 and 2002 were relatively consistent.

     Income Tax Expense. Income tax expense for the six months ended December 31, 2003 increased $0.2 million to $2.6 million. Our effective tax rate was 39% in the six months ended December 31, 2003 and 2002.


Liquidity and Capital Resources

     We have substantial indebtedness and significant debt service obligations. As of December 31, 2003, we had consolidated indebtedness in an aggregate amount of $114.6 million (excluding trade payables, accrued liabilities, deferred taxes and other non-current liabilities) relating to our notes, term loan, revolving loan and promissory note to affiliate. Borrowings at December 31, 2003 included $3.4 million under the revolving loan and $7.3 million under the term loan and $0.4 million on the promissory note to affiliate. At December 31, 2003 we had $16.3 million available under the revolving loan. At December 31, 2003, we also had $20.6 million in additional outstanding liabilities (including trade
payables,   accrued   liabilities,   deferred   taxes  and   other   non-current
liabilities).

     Our principal liquidity requirements are for debt service requirements and fees under the notes, term loan and revolving loan. Historically, we have funded our capital, debt service and operating requirements with a combination of net cash provided by operating activities, together with borrowings under the revolving loan and promissory note to affiliate. During the six months ended December 31, 2003, cash totaling $5.5 million was provided by operating activities resulting from net income before depreciation and amortization and a decrease in income tax receivable, partially offset by an increase in inventory, prepaid insurance and foreign value added tax receivable. During the six months ended December 31, 2002, cash totaling $4.9 million was provided by operating activities resulting from net income before depreciation and amortization and a decrease in accounts receivable, partially offset by decreases in accounts payable, accrued compensation and accrued income taxes.

     We define Adjusted EBITDA (also referred to as EBITDA in our credit agreement) as net income or loss plus income taxes, interest expense, loss from early retirement of debt, depreciation, amortization and impairment loss of goodwill and amortization of other intangibles less gain from early retirement of debt. Adjusted EBITDA is not a measure of financial or operating performance, cash flow or liquidity under generally accepted accounting principles, and should not be used by itself or in the place of net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles as a financial or liquidity measure.

     We use Adjusted EBITDA to manage and evaluate our business operations. Our management evaluates Adjusted EBITDA because it excludes certain cash and non-cash items that are either beyond our immediate control or that we believe are not characteristic of our underlying business operation for the period in which they are recorded, or both. We believe the presentation of Adjusted EBITDA is relevant because Adjusted EBITDA is a measurement that we and our lenders use to comply with our debt covenants and establish our interest rate on a portion of our debt. Investors should be aware that the way by which we calculate Adjusted EBITDA may not be comparable with similarly titled measures presented by other companies and comparisons of such amounts could be misleading unless all companies and analysts calculate such measures in the same manner.

     The calculation of Adjusted EBITDA for AKI is as follows (dollars in millions):


                                                 Three Months Ended                  Six Months Ended
                                                    December 31,                       December 31,
                                            -----------------------------      -----------------------------
                                                2003             2002              2003             2002
                                                ----             ----              ----             ----

   Net income........................       $       0.8       $       1.6      $       4.2       $       3.9

   Income tax expense................               0.5               1.0              2.6               2.4
   Interest expense..................               3.2               3.2              6.4               6.4
   Depreciation and amortization
      of other intangibles...........               1.9               1.9              3.7               3.7
                                            -----------       -----------      -----------       -----------

   Adjusted EBITDA...................       $       6.4       $       7.7      $      16.9       $      16.4
                                            ===========       ===========      ===========       ===========




     In the six months ended December 31, 2003 and 2002, we had capital expenditures of approximately $0.6 million and $1.3 million, respectively. These capital expenditures consisted primarily of the purchase of manufacturing equipment and upgrading our computer systems.

     We may from time to time evaluate potential acquisitions. There can be no assurance that additional capital sources will be available to us to fund additional acquisitions on terms that we find acceptable, or at all. Additional capital resources, if available, may be on terms generally less favorable and/or more restricted than the terms of our current credit facilities.

     Capital expenditures for the twelve months ending June 30, 2004 are currently estimated to be between $5.0 million and $5.5 million. Based on borrowings outstanding as of December 31, 2003, we expect total cash payments for debt service for the twelve months ending June 30, 2004 to be approximately $14.2 million, consisting of $1.9 million in principal payments under the term loan, $10.9 million in interest payments on the Notes and $1.4 million in interest and fees under the credit agreement. We also expect to make royalty payments of approximately $1.2 million during the twelve months ending June 30, 2004.

     At December 31, 2003, AKI's cash and cash equivalents and net working capital were $2.4 million and $13.6 million, respectively, representing an increase in cash and cash equivalents of $0.9 million and an increase in net working capital of $2.9 million from June 30, 2003. The increase in working capital is primarily due to the increase in cash and cash equivalents, inventory and prepaid expenses.


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


Contingencies

     The Beautiful Bouquet Company, Ltd. (the "Licensor") filed suit against the Company alleging breaches of a Patent and Know-How License agreement, as amended (the "License Agreement"). The Licensor alleges the Company committed a number of breaches, including a breach of fiduciary duty owed to the Licensor, and is seeking to recover unspecified amounts.

     The Company believes that it did not breach any provision of the License Agreement, and intends to vigorously defend against its claims. However, if Licensor were to prevail in this lawsuit, the Company's financial condition, results of operations and cash flows could be materially adversely affected.


Recently Issued Accounting Standards

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), an amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years and interim periods ending after December 15, 2002 and are included in the notes to these consolidated condensed financial statements.

     FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued in January 2003. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. In December 2003, FIN 46(R) was issued, which delays until the period ending March 31, 2004, the application of the provisions of FIN 46 for VIEs created prior to January 31, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The Company's maximum exposure related to any investment that may be determined to be in a VIE is limited to the amount invested. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new VIEs created after January 31, 2003.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 149 amended SFAS 133 regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The Company's adoption of this statement will not have any significant impact on the Company's financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 was developed in response to concerns expressed about issuers' classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity, but that have been presented either entirely as equity or between the liabilities section and the equity section of the balance sheet. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 did not affect the Company's balance sheet presentation of its debt and equity financial instruments.


Forward-Looking Statements

     The information provided in this document contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance or achievements of our company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: (1) economic conditions in general and in our specific market areas; (2) the significant indebtedness of our company;
(3) changes in operating strategy or development plans; (4) the competitive environment in the sampling industry in general and in our specific market areas; (5) changes in prevailing interest rates; (6) changes in or failure to comply with postal regulations or other federal, state and/or local government regulations; (7) changes in cost of goods and services; (8) changes in our capital expenditure plans; (9) the ability to attract and retain qualified personnel; (10) inflation; (11) liability and other claims asserted against us;
(12) labor disturbances and other factors. We also advise you to read the section entitled "Risk Factors" in the Company's annual report on Form 10K filed with the SEC on September 26, 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We generate approximately 24% of our sales from customers outside the United States, principally in Europe. International sales are made mostly from our foreign subsidiary located in France and are primarily denominated in the local currency. Our foreign subsidiary also incurs the majority of its expenses in the local currency and uses the local currency as its functional currency.

     Our major principal cash balances are held in U.S. dollars. Cash balances in foreign currencies are held to minimum balances for working capital purposes and therefore have a minimum risk to currency fluctuations.

     We periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At December 31, 2003, there were no forward exchange contracts outstanding.


ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded as of the end of the period covered by this report that the Company's disclosure controls and procedures are effective.

     (b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     See Item 1 of Part II of our previous quarterly report on Form 10-Q for discussion of litigation that has been commenced against us regarding allegation of breaches of an agreement.

     We are not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, we believe could have a material adverse effect on our business, financial condition, results of operations or cash flows.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

             31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

             32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*


         (b) Reports on Form 8-K

             None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AKI, INC.

Date:  February 6, 2004             By:  /s/ Kenneth A. Budde
                                         -----------------------------------
                                         Kenneth A. Budde
                                         Senior Vice President &
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)