Form 10-Q
period 2004-03-31
AKI INC
filed 2004-05-10
CIK 1067549

FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

As of April 30, 2004, 1,000 shares of common stock of AKI, Inc., $.01 par value, were outstanding.

                           AKI, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  AKI, Inc. and Subsidiaries

                        Consolidated Condensed Balance Sheets

                        - March 31, 2004
                        - June 30, 2003

                        Consolidated Condensed Statements of Operations

                        - Three months ended March 31, 2004
                        - Three months ended March 31, 2003
                        - Nine months ended March 31, 2004
                        - Nine months ended March 31, 2003

                        Consolidated Condensed Statements of Changes in Stockholder's Equity

                        - Nine months ended March 31, 2004

                        Consolidated Condensed Statements of Cash Flows

                        - Nine months ended March 31, 2004
                        - Nine months ended March 31, 2003

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

         Item 4.  Controls and Procedures

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K

                           AKI, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (dollars in thousands, except share and per share information)


                                                                                  March 31,           June 30,
                                                                                    2004                2003
                                                                                -------------      -------------
                                                                                 (unaudited)         (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       3,647      $       1,470
Accounts receivable, net...................................................            25,577             20,267
Inventory..................................................................             9,112              7,265
Income tax receivable......................................................                 -              1,011
Prepaid expenses...........................................................             1,232                671
Deferred income taxes......................................................               808                808
                                                                                -------------      -------------

   Total current assets....................................................            40,376             31,492

Property, plant and equipment, net.........................................            13,412             16,584
Goodwill ..................................................................           152,994            152,994
Other intangible assets, net...............................................             9,958             11,307
Deferred charges, net......................................................             2,564              3,032
Other assets...............................................................               148                138
                                                                                -------------      -------------

   Total assets............................................................     $     219,452      $     215,547
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of long-term debt..........................................     $       2,063      $       1,875
Accounts payable, trade....................................................             6,542              5,444
Accrued income taxes.......................................................             1,132                  -
Accrued compensation.......................................................             4,139              4,333
Accrued interest...........................................................             2,836              5,502
Accrued expenses...........................................................             4,804              3,661
                                                                                -------------      -------------

   Total current liabilities...............................................            21,516             20,815

Revolving credit line......................................................             4,800             10,000
Term loan..................................................................             4,687              6,250
Senior notes...............................................................           103,510            103,510
Promissory note to affiliate...............................................               375                  -
Deferred income taxes......................................................               619              1,142
Other non-current liabilities..............................................             1,111              1,740
                                                                                -------------      -------------

   Total liabilities.......................................................           136,618            143,457

Stockholder's equity
Common stock, $0.01 par 100,000 shares authorized;
   1,000 shares issued and outstanding.....................................                 -                  -
Additional paid-in capital.................................................            85,667             82,512
Retained earnings..........................................................            11,713              4,873
Accumulated other comprehensive income ....................................             1,184                435
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                -------------      -------------

   Total stockholder's equity..............................................            82,834             72,090
                                                                                -------------      -------------

   Total liabilities and stockholder's equity..............................     $     219,452      $     215,547
                                                                                =============      =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                           Three months ended                    Nine months ended
                                                   ---------------------------------    ---------------------------------
                                                   March 31, 2004     March 31, 2003    March 31, 2004     March 31, 2003
                                                   --------------     --------------    --------------     --------------
                                                     (unaudited)       (unaudited)        (unaudited)        (unaudited)

Net sales......................................       $  35,803         $  28,954          $ 105,677          $  90,998
Cost of goods sold.............................          22,171            18,549             67,989             57,768
                                                      ---------         ---------          ---------          ---------

   Gross profit................................          13,632            10,405             37,688             33,230

Selling, general and administrative expenses...           5,731             4,488             15,795             13,892
Amortization of other intangibles..............             285               285                857                857
                                                      ---------         ---------          ---------          ---------

   Income from operations......................           7,616             5,632             21,036             18,481

Other expenses:
   Interest expense............................           3,149             3,184              9,601              9,592
   Management fees and other, net..............              97               100                297                225
                                                      ---------         ---------          ---------          ---------

   Income before income taxes..................           4,370             2,348             11,138              8,664

Income tax expense.............................           1,688               911              4,298              3,337
                                                      ---------         ---------          ---------          ---------

   Net income..................................       $   2,682         $   1,437          $   6,840          $   5,327
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

                           AKI, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)


                                                                                             Accumulated
                                                                                Retained        Other
                                                                 Additional     Earnings    Comprehensive   Carryover
                                               Common Stock        Paid-in    (Accumulated      Income        Basis
                                             Shares    Dollars     Capital       Deficit)       (Loss)      Adjustment      Total
                                             ------    -------     -------       --------       ------      ----------      -----


Balances, June 30, 2003 (unaudited).....      1,000     $   -     $  82,512     $   4,873      $    435     $  (15,730)   $  72,090

Capital contribution from AKI Holding
    Corp................................                              3,155                                                   3,155

Net income (unaudited)..................                                            6,840                                     6,840

Other comprehensive income, net of tax:
   Foreign currency translation
     adjustment (unaudited).............                                                            749                         749
                                                                                                                          ---------

Comprehensive income (unaudited)........                                                                                      7,589
                                              -----     -----     ---------     ---------      --------     ----------    ---------

Balances, March 31, 2004 (unaudited)....      1,000     $   -     $  85,667     $  11,713      $  1,184     $  (15,730)   $  82,834
                                              =====     =====     =========     =========      ========     ==========    =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                          Nine months ended
                                                                               --------------------------------------
                                                                               March 31, 2004          March 31, 2003
                                                                               --------------          --------------
                                                                                (unaudited)             (unaudited)

Cash flows from operating activities
   Net income..........................................................         $     6,840             $     5,327
   Adjustments to reconcile net income to net cash  provided by operating activities:
     Depreciation and amortization of other intangibles................               5,549                   5,579
     Amortization of debt issuance cost................................                 493                     487
     Deferred income taxes.............................................                 523)                   (481)
     Other.............................................................                 110                     119
     Changes in operating assets and liabilities:
       Accounts receivable.............................................              (5,310)                  1,966
       Inventory.......................................................              (1,847)                     73
       Prepaid expenses, deferred charges and other assets.............                (561)                   (167)
       Accounts payable and accrued expenses...........................                (619)                 (6,312)
       Income taxes....................................................               2,143                  (2,452)
                                                                                -----------             -----------

         Net cash provided by operating activities.....................               6,275                   4,139
                                                                                -----------             -----------

Cash flows from investing activities
   Purchases of equipment..............................................                (912)                 (1,904)
   Patents.............................................................                (116)                    (95)
                                                                                -----------             -----------

         Net cash used in investing activities.........................              (1,028)                 (1,999)
                                                                                -----------             -----------

Cash flows from  financing activities
   Net proceeds (repayments) on revolving loan.........................              (5,200)                  6,150
   Net repayments on term loan.........................................              (1,375)                   (938)
   Net proceeds from promissory note to affiliate......................                 375                     355
   Capital contribution from parent....................................               3,155                       -
   Payments of loan closing costs......................................                 (25)                    (44)
   Distribution to parent..............................................                   -                  (8,285)
                                                                                -----------             -----------

         Net cash used in financing activities.........................              (3,070)                 (2,762)
                                                                                -----------             -----------

Net increase (decrease) in cash and cash equivalents...................               2,177                    (622)
Cash and cash equivalents, beginning of period.........................               1,470                   1,875
                                                                                -----------             -----------

Cash and cash equivalents, end of period...............................         $     3,647             $     1,253
                                                                                ===========             ===========


Supplemental information
  Net cash paid during the period for:
     Interest..........................................................         $    11,632             $    11,496
     Income taxes......................................................               2,974                   6,421




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

     Recently Issued Accounting Standards

          On January 1, 2004, AKI adopted FASB Interpretation No. 46 (revised December, 2003), "Consolidation of Variable Interest Entities," (FIN 46R) which requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. FIN 46R requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46R had no impact on AKI's results of operations, financial position or statements of cash flows.


     Interim financial statements

          The interim consolidated condensed balance sheet at March 31, 2004 and the interim consolidated condensed statements of operations for the three and nine months ended March 31, 2004 and 2003, the interim consolidated condensed statements of cash flows for the nine months ended March 31, 2004 and 2003 and the interim consolidated condensed statement of changes in stockholder's equity for the nine months ended March 31, 2004 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2003 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2003 as filed on Form 10-K.

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


                                                      Three Months Ended              Nine Months Ended
                                                          March 31,                       March 31,
                                                          ---------                       ---------
                                                     2004            2003            2004           2003
                                                     ----            ----            ----           ----

       Net income, as reported................     $   2,682      $   1,437       $   6,840      $   5,327

       Deduct:  Total stock-based employee
       compensation expense determined
       under fair value based method for all
       awards, net of related tax effects.....             7              8              23             26
                                                   ---------      ---------       ---------      ---------

       Pro forma net income...................     $   2,675      $   1,429       $   6,817      $   5,301
                                                   =========      =========       =========      =========




2.   INVENTORY

          The following table details the components of inventory:


                                                          March 31, 2004         June 30, 2003
                                                          --------------         -------------
                                                            (unaudited)            (unaudited)
              Raw materials
                  Paper..........................           $     3,028            $     1,740
                  Other raw materials............                 3,640                  2,353
                                                            -----------            -----------
                      Total raw materials........                 6,668                  4,093
              Work in process....................                 3,320                  3,857
              Reserve for obsolescence...........                  (876)                  (685)
                                                            -----------            -----------

              Total inventory....................           $     9,112            $     7,265
                                                            ===========            ===========


                           AKI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

3.   COMPREHENSIVE INCOME

          Comprehensive income consists of net income, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income was as follows:


                                                           Three Months Ended            Nine Months Ended
                                                               March 31,                    March 31,
                                                               ---------                    ---------
                                                           2004           2003          2004           2003
                                                           ----           ----          ----           ----

       Net income.................................      $   2,682      $   1,437     $   6,840      $   5,327

       Other comprehensive income, net of tax:
           Foreign currency translation
           adjustments............................            287            392           749            758
                                                        ---------      ---------     ---------      ---------

       Comprehensive income.......................      $   2,969      $   1,829     $   7,589      $   6,085
                                                        =========      =========     =========      =========




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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

          Our sales are derived primarily through our multi-sensory, interactive marketing activities primarily from the sale of printed advertising materials with sampling systems and other sampling products to fragrance, cosmetics and consumer products companies, and also from creative services. Substantially all of our sales are made directly to our customers while a small portion are made through advertising and promotional agencies. Each of our customer's marketing programs is unique and pricing is negotiated based on estimated costs plus a margin. While we generally do not enter into long-term contracts with our customers, we have long-standing relationships with the majority of our customer base.

     Results of Operations

           Three Months Ended March 31, 2004 Compared to Three Months
                              Ended March 31, 2003

          Net Sales. Net sales for the three months ended March 31, 2004 increased $6.8 million, or 23.4%, to $35.8 million, as compared to $29.0 million for the three months ended March 31, 2003. The increase in net sales was primarily attributable to increased sales of sampling technologies for advertising and marketing of domestic fragrance and cosmetic products and international cosmetic products and impact of foreign exchange rates.

          Gross Profit. Gross profit for the three months ended March 31, 2004 increased $3.2 million, or 30.8%, to $13.6 million, as compared to $10.4 million for the three months ended March 31, 2003. Gross profit as a percentage of net sales increased to 38.0% in the three months ended March 31, 2004, from 35.9% in the three months ended March 31, 2003. The increase in gross profit and the increase in gross profit as a percentage of net sales is due to the increase in sales volume and changes in product and format mix partially offset by the reduction in prices of certain fragrance sampling products in response to competitive pressures.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2004 increased $1.2 million, or 26.7%, to $5.7 million, as compared to $4.5 million for the three months ended March 31, 2003. Selling, general and administrative expenses as a percent of net sales increased to 15.9% in the three months ended March 31, 2004, from 15.5% in the three months ended March 31, 2003. The increase in selling, general and administrative expenses and the increase in selling, general and administrative expenses as a percent of net sales is primarily due to increases in incentive compensation and consulting fees and the impact of foreign exchange rates.

          Income from Operations. Income from operations for the three months ended March 31, 2004 increased $2.0 million, or 35.7%, to $7.6 million, as compared to $5.6 million for the three months ended March 31, 2003. Income from operations as a percentage of net sales increased to 21.2% in the three months ended March 31, 2004, from 19.3% in the three months ended March 31, 2003. The increase in income from operations and income from operations as a percentage of net sales is principally the result of the factors described above.

          Interest Expense. Interest expense (which includes the amortization of deferred financing costs) for the three months ended March 31, 2004 decreased $0.1 million, or 3.1%, to $3.1 million, as compared to $3.2 million for the three months ended March 31, 2003. Outstanding borrowings and related interest rates during the three months ended March 31, 2004 and 2003 were relatively consistent.

          Income Tax Expense. Income tax expense for the three months ended March 31, 2004 increased $0.8 million to $1.7 million. Our effective tax rate was 39% in the three months ended March 31, 2004 and 2003.

            Nine Months Ended March 31, 2004 Compared to Nine Months
                              Ended March 31, 2003

          Net Sales. Net sales for the nine months ended March 31, 2004 increased $14.7 million, or 16.2%, to $105.7 million, as compared to $91.0 million for the nine months ended March 31, 2003. The increase in net sales was primarily attributable to increased sales of sampling technologies for advertising and marketing of domestic fragrance and consumer products, international cosmetic products and impact of foreign exchange rates. These increases were partially offset by decreased sales of sampling technologies for advertising and marketing of domestic cosmetic products and international fragrance products.

          Gross Profit. Gross profit for the nine months ended March 31, 2004 increased $4.5 million, or 13.6%, to $37.7 million, as compared to $33.2 million for the nine months ended March 31, 2003. Gross profit as a percentage of net sales decreased to 35.7% in the nine months ended March 31, 2004, from 36.5% in the nine months ended March 31, 2003. The increase in gross profit is primarily due to the increase in sales volume. The decrease in gross profit as a percentage of net sales is due to increased premium labor costs and outsourcing costs during peak production periods, changes in product and format mix and the reduction in prices of certain fragrance sampling products in response to competitive pressures.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 2004 increased $1.9, or 13.7%, to $15.8 million, as compared to $13.9 million for the nine months ended March 31, 2003. The increase in selling, general and administrative expenses is primarily due to increases in incentive compensation and consulting fees and the impact of foreign exchange rates. Selling, general and administrative expenses as a percent of net sales decreased to 14.9% in the nine months ended March 31, 2004, from 15.3% in the nine months ended March 31, 2003 primarily because these costs are largely fixed.

          Income from Operations. Income from operations for the nine months ended March 31, 2004 increased $2.5 million, or 13.5%, to $21.0 million, as compared to $18.5 million for the nine months ended March 31, 2003. Income from operations as a percentage of net sales decreased to 19.9% in the nine months ended March 31, 2004, from 20.3% in the nine months ended March 31, 2003. The increase in income from operations and decrease in income from operations as a percentage of net sales is principally the result of the factors described above.

          Interest Expense. Interest expense (which includes the amortization of deferred financing costs) for the nine months ended March 31, 2004 was $9.6 million consistent with the $9.6 million for the nine months ended March 31, 2003. Outstanding borrowings and related interest rates during the nine months ended March 31, 2004 and 2002 were relatively consistent.

          Income Tax Expense. Income tax expense for the nine months ended March 31, 2004 increased $1.0 million to $4.3 million. Our effective tax rate was 39% in the nine months ended March 31, 2004 and 2003.


     Liquidity and Capital Resources

          We have substantial indebtedness and significant debt service obligations. As of March 31, 2004, we had consolidated indebtedness in an aggregate amount of $115.4 million (excluding trade payables, accrued liabilities, deferred taxes and other non-current liabilities) relating to our notes, term loan, revolving loan and promissory note to affiliate. Borrowings at March 31, 2004 included $4.8 million under the revolving loan and $6.8 million under the term loan and $0.4 million on a promissory note held by an affiliate. At March 31, 2004 we had $14.9 million available under the revolving loan. At March 31, 2004, we also had $21.5 million in additional outstanding liabilities (including trade payables, accrued liabilities, deferred taxes and other non-current liabilities).

          Our principal liquidity requirements are for debt service requirements and fees under the notes, term loan and revolving loan. Historically, we have funded our capital, debt service and operating requirements with a combination of net cash provided by operating activities, together with borrowings under the revolving loan and promissory note held by an affiliate. During the nine months ended March 31, 2004, cash totaling $6.3 million was provided by operating activities resulting from net income before depreciation and amortization and a decrease in income tax receivable, partially offset by an increase in accounts receivable, inventory, prepaid insurance and foreign value added tax receivable. During the nine months ended March 31, 2003, cash totaling $4.1 million was provided by operating activities resulting from net income before depreciation and amortization and a decrease in accounts receivable, partially offset by decreases in accounts payable, accrued compensation, accrued interest and accrued income taxes.

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

          The calculation of Adjusted EBITDA for AKI is as follows (dollars in millions):


                                                 Three Months Ended                  Nine Months Ended
                                                      March 31,                          March 31,
                                                      ---------                          ---------
                                                2004             2003              2004             2003
                                                ----             ----              ----             ----

   Net income........................         $    2.7         $    1.4          $    6.8         $    5.3

   Income tax expense................              1.7              0.9               4.3              3.4
   Interest expense..................              3.1              3.2               9.6              9.6
   Depreciation and amortization
      of other intangibles...........              1.8              1.9               5.5              5.6
                                              --------         --------          --------         --------

   Adjusted EBITDA...................         $    9.3         $    7.4          $   26.2         $   23.9
                                              ========         ========          ========         ========




          In the nine months ended March 31, 2004 and 2003, we had capital expenditures of approximately $0.9 million and $1.9 million, respectively. These capital expenditures consisted primarily of the purchase of manufacturing equipment and upgrading our computer systems.

          We may from time to time evaluate potential acquisitions. There can be no assurance that additional capital sources will be available to us to fund additional acquisitions on terms that we find acceptable, or at all. Additional capital resources, if available, may be on terms generally less favorable and/or more restricted than the terms of our current credit facilities.

          Capital expenditures for the twelve months ending June 30, 2004 are currently estimated to be between $1.0 million and $1.5 million. Based on borrowings outstanding as of March 31, 2004, we expect total cash payments for debt service for the twelve months ending June 30, 2004 to be approximately $14.0 million, consisting of $1.9 million in principal payments under the term loan, $10.9 million in interest payments on the Notes and $1.2 million in interest and fees under the credit agreement. We also expect to make royalty payments of approximately $1.2 million during the twelve months ending June 30, 2004.

          At March 31, 2004, AKI's cash and cash equivalents and net working capital were $3.6 million and $18.9 million, respectively, representing an increase in cash and cash equivalents of $2.2 million and an increase in net working capital of $8.2 million from June 30, 2003. The increase in working capital is primarily due to the increase in cash and cash equivalents, inventory and prepaid expenses.


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


     Recently Issued Accounting Standards

          On January 1, 2004, AKI adopted FASB Interpretation No. 46 (revised December, 2003), "Consolidation of Variable Interest Entities," (FIN 46R) which requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. FIN 46R requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46R had no impact on AKI's results of operations, financial position or statements of cash flows.


     Forward-Looking Statements

          The information provided in this document contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance or achievements of our company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: (1) economic conditions in general and in our specific market areas; (2) the significant indebtedness of our company; (3) changes in operating strategy or development plans; (4) the competitive environment in the sampling industry in general and in our specific market areas; (5) changes in prevailing interest rates; (6) changes in or failure to comply with postal regulations or other federal, state and/or local government regulations; (7) changes in cost of goods and services; (8) changes in our capital expenditure plans;
     (9) the ability to attract and retain qualified personnel;  (10) inflation;
     (11) liability and other claims asserted against us; (12) labor disturbances and other factors. We also advise you to read the section entitled "Risk Factors" in the Company's annual report on Form 10K filed with the Securities and Exchange Commission on September 26, 2003.

          In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risk, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "should," "seeks," "pro forma," "anticipates," "intends" or the negative of any such word, or other variations or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce any revisions to any of the forward-looking statements contained in this document.


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

          We periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At March 31, 2004, there were no forward exchange contracts outstanding.


ITEM 4.  CONTROLS AND PROCEDURES

          (a) Evaluation of Disclosure Controls and Procedures. Our principal executive and financial officers have evaluated our disclosure controls and procedures and, based on such evaluation, have determined that such disclosure controls and procedures were effective as of March 31, 2004, the end of the period covered by the Quarterly Report on Form 10-Q.

          (b) Changes in Internal Controls. During our fiscal quarter ended March 31, 2004, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

          See Item 1 of Part II of our quarterly report on Form 10-Q for the period ended September 30, 2003 for discussion of litigation that has been commenced against us regarding allegation of breaches of an agreement.

          We are not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, we believe could have a material adverse effect on our business, financial condition, results of operations or cash flows.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             10.1 Second Amendment to Amended and Restated Credit Agreement dated as of March 17, 2004 between the Company and Heller Financial, Inc.

             31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K

             None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AKI, INC.

     Date:  May 7, 2004                   By: /s/ Kenneth A. Budde
                                              ---------------------------------
                                              Kenneth A. Budde
                                              Senior Vice President &
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)