Form 10-K
period 2004-06-30
AKI INC
filed 2004-09-01
CIK 1067549

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

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


                              1815 East Main Street
                              Chattanooga, TN 37404
                                 (423) 624-3301
    (Address, including zip code, and telephone number, including area code, of principal executive offices)


           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None.


           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ( ) Yes (X) No

The aggregate market value of the voting and non-voting stock held by non-affiliates was zero as of December 31, 2003.

As of August 15, 2004, 1,000 shares of common stock of AKI, Inc., $0.01 par value, were outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

     As used within this report, the term "Company" refers to AKI Holding Corp., a Delaware corporation, and its subsidiaries, including AKI, Inc., a Delaware corporation ("AKI"). The term "Holding" refers solely to AKI Holding Corp.

                                     PART I

ITEM 1.  BUSINESS

General

     Our Company is a leading global marketer and manufacturer of multi-sensory marketing, interactive advertising and sampling systems which utilize various technologies to engage the senses of touch, sight and olfactory. Our marketing vehicles and sampling systems are widely recognized in the fine fragrance, cosmetics and personal care industries, as well as other consumer products industries including the household products and food and beverage industries. We offer an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various marketing programs designed to reach the consumer at home or in-store, such as magazine inserts, catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase / purchase-with-purchase programs.

     We are a fully integrated multi-sensory marketing and sampling company, conducting our business under the Arcade Marketing name. We believe that we are well positioned to provide complete, interactive advertising and sampling programs to our customers, including creative content and product sample systems and distribution.

     We believe product sampling is one of the most effective, widely used and fastest growing forms of promotional activity. Product sampling is particularly crucial to the fragrance and cosmetics industries where consumers traditionally "try before they buy" due to the highly personal nature of the products. We believe that our introduction in 1979 of the ScentStrip(R) Sampler, the first pull-apart, microencapsulated scent sampling system, transformed the fragrance sampling industry. With the creation of a multi-sensory marketing program - combining advertising with a sampling system - marketers are afforded a cost-effective means to reach consumers in their homes on a mass scale. We have a diverse portfolio of alternative scent sampling systems, all designed for cost-effective mass distribution, and we continue to be a leading innovator in sampling system technologies.

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

     In December 1997, DLJ Merchant Banking Partners II, L.P. and other related investors (collectively, "DLJMBII") and certain members of our prior management organized AHC I Acquisition Corp., a Delaware corporation ("AHC"), to acquire all of the outstanding equity interests of AKI. Holding was formed as a holding company in 1998 and its only significant asset is the capital stock of AKI. Holding conducts all of its business through AKI. As of August 15, 2004, DLJMBII owned approximately 98.8% of the outstanding common stock of AHC.

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

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RetCom Holdings Ltd. ("RetCom"), a Delaware corporation, and refinanced $4.5 million indebtedness of RetCom and its subsidiaries. The acquired businesses of RetCom and its subsidiaries include a portfolio of proprietary, patented and patent-pending sampling systems catering to the fragrance, cosmetics and personal care industries, as well as microencapsulation products and processes. The RetCom sampling systems include MicroSilk(TM), MicroDot(TM) and AromaLacquer(TM). The acquired businesses also include a creative service division that engages in marketing communications and catalogs.

     On December 18, 2001, we acquired, through a newly formed subsidiary, IST, Corp., the business including certain assets and assumed certain liabilities of Color Prelude, Inc. (such business referred to hereafter as "CP"). CP manufactures interactive advertising and sampling products for cosmetic and consumer products companies. The acquired business offers proprietary, patented and patent-pending sampling systems including the ShadeSeal(R) family of products primarily for lipstick and powder sampling, BeautiPak(TM) for sampling certain lipstick products, Liqi-Seal(R) for sampling skin care and foundation products in a unique clear packette, PowdaScent(TM) for the sampling of fragrance products and SelectaShade(R) which is a unique beauty tool for shade selection for foundation.

     On July 21, 2004, AHC entered into an Agreement and Plan of Merger (the "Fusion Merger Agreement") with Fusion Acquisition LLC ("Fusion"), a newly-formed entity owned by investment funds managed by Kohlberg, Kravis, Roberts & Co. ("KKR") and AHC Merger, Inc. ("AHC Merger"), a wholly-owned subsidiary of Fusion formed for the purpose of effecting the Fusion Merger (as defined below), pursuant to which AHC Merger will merge with and into AHC such that AHC will be the surviving corporation (the "Fusion Merger") and, at the effective time of the Fusion Merger, will become a wholly-owned subsidiary of Fusion. Immediately upon the effectiveness of the Fusion Merger, Fusion will contribute AHC to Jostens Holding Corp. ("JHC") in exchange for capital stock of JHC. Following the contribution, JHC intends to contribute AHC to its direct subsidiary, Jostens IH Corp., and as a result, AHC will be a wholly- owned subsidiary of Jostens IH Corp.

     Pursuant to the Fusion Merger Agreement, each issued and outstanding share of AHC's common stock will be cancelled and retired and shall cease to exist, and no consideration shall be delivered in exchange therefore; and each issued and outstanding share of AHC's outstanding preferred stock shall be converted into the right to receive cash merger consideration. The cash merger consideration payable per share of preferred stock will be determined based upon a total enterprise value of $250.0 million, as adjusted based upon the working capital of our Company at closing. Upon consummation of the Fusion Merger and the contributions, our Company shall be a wholly-owned subsidiary of Jostens IH Corp.

     The Fusion Merger Agreement and subsequent contribution are subject to certain conditions to closing including, among others: (i) the consummation of the Fusion Merger and certain other concurrent transactions, including the contribution and the merger of Von Hoffmann Holdings Inc. with and into a subsidiary of Fusion; (ii) the repayment, repurchase or redemption of certain indebtedness and preferred stock of Jostens, Inc., JHC, Von Hoffmann Holdings Inc., Von Hoffmann Corporation, AHC and AKI; (iii) that Jostens IH Corp. obtains financing for such concurrent transactions on the terms and conditions set forth in the financing commitment provided by an affiliate of Credit Suisse First Boston LLC, Banc of America Securities LLC and Deustche Bank Securities Inc.; and (iv) that Marc Reisch, CEO of Fusion, shall have made an investment in the common stock of JHC.

     In connection with the Fusion Merger and subsequent contribution, we will refinance our existing credit facility. In addition, upon the consummation of the contribution, we intend to use new financing by Jostens IH Corp. to fund certain tender payments due to holders of AKI, Inc.'s 10 1/2% Senior Notes due 2008 who elect to tender their notes pursuant to the tender offer and consent solicitation commenced on August 19, 2004. It is a condition to the closing of the Fusion Merger and the contribution and new financing described above that the notes be repurchased or redeemed.

Products

     We offer a broad and diversified portfolio of innovative, interactive sampling systems and advertising formats for the fragrance, cosmetics and personal care markets as well as other consumer products markets including household products and food and beverage markets. Our major technologies are described below, including a description of the patent protection of each product technology. Each of our sample systems is generally sold to the same category of manufacturers of the product being advertised.

Olfactory Sampling Systems

     Our diverse portfolio of fragrance sampling systems, which uses a variety of proprietary chemistries and processes, historically has represented a significant portion of our annual sales. While ScentStrip(R) continues to be a widely used technology for sampling products for the fine fragrance industry, management believes that our new and recently acquired sampling systems have enabled us to maintain a competitive advantage and affirm our position as an innovator in the sampling industry. In recent years, our products have been used in many major new fine fragrance launches that have utilized sampling systems. Almost all of these sampling systems have been designed to meet U.S. Postal Service ("USPS") approval for subscription magazine periodical rates.

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

     o ScentStrip(R) Plus: Combines the traditional ScentStrip(R) format with perfume "pearls" in a proprietary technology wherein fine microencapsulated essential oil is deposited between two layers of paper that "snap" open to deliver an olfactory sample and wearable on-skin trial when "pearls" are touched.

     o MicroDot(TM): A proprietary technology, MicroDot(TM) uses microencapsulated fragrance oil, delivered in ultra-fine capsule size form, deposited between two layers of paper which pull apart to deliver superior on-skin fragrance trial. The technology is available as a stand alone product, as pressure sensitive labels or as pressure sensitive labels on perforated sheets.

     o PowdaScent(TM): A patented technology in which an encapsulated fragrance oil, in a printable form, is hygienically sealed between a board stock and a see-thru layer of transparent film. This transparent film displays the encapsulated fragrance which can be produced in any size, shape and color. Once peeled open, and the capsules are touched, an aroma rendition is delivered.

     o AromaLacquer(TM): A proprietary scented varnish that delivers a superior aroma rendition of nearly any fragrance, personal care, household, food, beverage, pharmaceutical or novelty product. When rubbed or scratched, AromaLacquer(TM) releases the aroma rendition.

     o AromaTouch(TM): A proprietary scented microencapsulated coating that delivers a superior aroma rendition of nearly any fragrance, personal care, household, food, beverage, pharmaceutical or novelty product. AromaTouch(TM) is printable to paper or plastic substrates and is most popular for use on product packaging. When rubbed or scratched, AromaTouch(TM) releases the aroma rendition.

     o Microfragrance(R) Scratch `n Sniff: Microfragrance(R) capsules are applied to paper or stickers which affix to nearly any surface, delivering an accurate aroma rendition of any product where scent is part of the message such as flowers, shampoos, etc. When the sampling system is scratched, capsules release a quality aroma rendition.

     o AromaWindow (TM): A proprietary technology in which Microfragrance(R) capsules are applied to a clear polyester film label, delivering an accurate aroma rendition of any product, where scent is part of the message, when scratched. This label technology is very effective for application on packaging surfaces. The advantage of this technology is that the clarity of the label does not obscure the graphics of the packaging as does a more traditional opaque label.

     o DiscCover(R): A peel-and-reveal, non-encapsulated patented sampling system label that opens and reseals, delivering a quality aroma rendition up to 25 times. This technology is color-printable, affixable to nearly any surface, including plastic and glass, and can be die-cut in nearly any shape and size. This technology keeps fragrance locked-in until "lift off" with no pre-release and is used both in the fine fragrance and many other consumer products categories including a variety of personal care products and food and beverage products.

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

     o LiquaTouch(R): This patented technology delivers a rendition of finished fragrance product (e.g., eau de parfum, eau de toilette or after shave), any liquid treatment or personal care product and contains an applicator. LiquaTouch(R) is hermetically sealed with no pre-release and delivers a spill proof trial of any alcohol formulated fragrance product. The product is available in a single, or dual chamber pressure-sensitive format and is also available in a stand-alone version, which is a cost-effective alternative to fragrance vials.

Beauty Sampling Systems

     Our portfolio also includes non-fragrance sampling system products, primarily for the beauty industry, which represent a growing percentage of our sales. These sampling systems are utilized to sample cosmetics and beauty care products including foundation, creams and lotions, lipstick and powders. Almost all of these sampling systems have been designed to meet USPS approval for subscription magazine periodical rates.

     o BeautiSeal(R): A proprietary, patented technology, BeautiSeal(R) is a sampling system for depositing quality renditions of creams, lotion or gel products between the foil layers of a heat-sealed, pressure sensitive well. BeautiSeal(R) is hermetically sealed, designed to withstand significant pressure and is approved by the USPS for subscription magazine periodical rates. BeautiSeal(R) can contain renditions of liquid foundation, as well as creams, lotions and gel treatment and personal care products such as moisturizers, eye treatments, body, hand and foot lotions and hair gel, among others. BeautiSeal(R) is ideal for magazine and catalogue inserts, bind-in cards, direct mailers, brochures and in-store handout and regimen cards.

     o ActiSeal(TM): A patented technology, with characteristics similar to BeautiSeal(R), which is peeled open to reveal two adjacent wells, each well containing a formula component which are blended together by the consumer upon application.

     o Liqi-Seal(R): A patented clear top packette which can be utilized to sample liquid, cream, lotion or gel products. The patented clear laminate has unique barrier characteristics which allow it to pass stringent stability tests. The product sample can contain makeup, hair care, skin care, fragranced ancillaries and body care, among other products.

     o PowdaTouch(R): A proprietary, patented technology wherein cosmetic powder is deposited between two layers of paper, die-cut with a tab that lifts up to reveal the powder rendition area. PowdaTouch(R) can contain quality renditions of eye shadow, powder blush, face powder or bronzer. PowdaTouch(R) is ideal for magazine and catalogue inserts, blow-ins, and bind-in cards among others and is approved by the USPS for subscription magazine periodical rates.

     o ShadeSeal(R): This patented technology is used to sample renditions of cosmetic powders or lip products. The product rendition is deposited between two substrates which pull apart to offer a trial sample while a transparent "window" displays the shade. This product can be utilized in many different formats to accommodate either multiple shades or a variety of cosmetic products including both long-lasting and conventional lipsticks. Also very effective for sampling other personal care powder products such as baby powder and foot care powder.

     o LipSeal(R): A patented technology with characteristics similar to BeautiSeal(R), this product provides a sampling system wherein a lipstick rendition is deposited into the well of a pressure-sensitive format that easily pulls apart to offer user-friendly, hygienic trial. LipSeal(R) offers trial of any lipstick shade, finish and texture in any lipstick formula, including long-lasting formulas.

     o BeautiPak(TM): A proprietary "windowed" sampling system for a variety of lipstick formulations. Product is sealed into one well of a thermoformed "tray" while a second well contains a flocked lipstick applicator.

     o BeautiTouch(R) Multi-Well Sampler: This proprietary technology is a sampling system for cream, lotion, lipstick or gel product renditions which are deposited into individually-sealed, foil laminate "pouches". Heat-sealed "pouches" which share a common backing easily pull apart to provide trial of multiple shades or formulas. BeautiTouch(R) offers ideal, multiple shade demonstration by delivering trial of 8, 10, 12 or more foundation shades on a single carrier with no cross-contamination. BeautiTouch(R) is also available in a stand alone triple chamber format which is very effective as handouts or as a sample at point of sale.

     o SelectaShade(R): A proprietary beauty tool used to determine foundation shades that precisely match consumers' skin tones. This transparent strip of polyester film is printed with special inks that replicate foundation shades exactly. When SelectaShade(R) is placed against face or hand, the shade that best matches the users own skin will become invisible on the chart to give each consumer an accurate shade match.

Other Products & Services

     o Arcade Direct: This full service division of our Company offers a full range of creative services to our customers in the cosmetic and fragrance industry and has established a niche presence in various industries, including retail and specialty stores, fashion catalogues, buying offices, direct marketers, hotels and spas. This dedicated division offers complete turnkey marketing and creative services up to and including electronic production.

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

     o Arcade Consumer Communications: This division specializes in electronic, multi-media, multi-sensory devices primarily for use at point-of-sale. Technologies offered in this division focus on interaction with the consumer including the dispensing of samples. Such interaction promotes sales at the point of sale.

Formats

     Mail Formats

     We produce a wide and versatile range of formats approved by the USPS for subscription magazine periodical rates and which can be incorporated into almost any print media. The most common formats for our products are described below.

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

     Point-of-Sale Materials: We have made significant advances in replacing and expanding current methods of in-store cosmetic and fragrance sampling. Due to the lower cost and design flexibility of our products, marketers have expanded the number and type of in-store vehicles. Working in partnership with our customers, new and creative formats have been developed. These formats incorporate many of our sampling systems and items such as postcards, stickers, wristbands, bookmarks and CD inserts. Many of our other technologies, including LiquaTouch(R), BeautiSeal(R), BeautiPak(TM), BeautiTouch(R), MicroDot(TM), Liqi-Seal(R), ShadeSeal(R) and PowdaTouch(R) are becoming more widely accepted for point-of-sale handouts as an alternative to more traditional sampling methods and for salable unit doses.

     Gift-with-Purchase/Purchase-with-Purchase Programs: Many of our fragrance and cosmetic customers promote new product offerings with our sampling systems. LiquaTouch(R) stand alones and DiscCover(R)More offer single, long-lasting wearable fragrance trial samples.

BeautiPak(TM) gives the consumer a full application of a lipstick formula or shade, and LiquiSeal(TM) can be used to offer a full application of up to four foundation or treatment product samples.

Company-Sponsored Research and Development Activities

     We engage in various company-sponsored research and development activities. Research and development expenditures consist of salaries and benefits, occupancy costs, and test materials and related production costs, and are charged to selling, general and administrative expenses in the period incurred. Research and development expenses totaled approximately $2.2 million, $2.1 million and $2.1 million for the years ended June 30, 2004, 2003 and 2002, respectively, including expenditures related to the improvement of existing products, services and techniques totaled approximately $1.8 million, $1.7 million and $1.7 million, respectively.

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

Customers

     We sell our products to prestige and mass cosmetic, fragrance and consumer products companies, department stores, home shopping retailers and specialty retailers including Avon Products, Inc., Unilever plc, Chanel, Inc., Coty, Inc., L'Oreal S.A., Elizabeth Arden, Estee Lauder, Inc., Mary Kay, Victoria's Secret Beauty and The Procter & Gamble Company. Our top ten customers accounted for approximately 76% of sales in fiscal 2004. Estee Lauder, L'Oreal and Mary Kay were the only customers that accounted for 10% or more of net sales in fiscal 2004. We believe that our technical expertise, manufacturing reliability and customer support capabilities have enabled us to develop strong relationships with our customers. We employ sales and marketing personnel who possess the requisite technical backgrounds to communicate effectively with both prospective customers and our manufacturing personnel. Historically, we have had long-term relationships with our major customers.

Sales and Marketing

     Our sales and marketing efforts are organized geographically. The U.S. sales group is supervised by our Senior Vice President of U.S. Sales, while our European sales executives are based in Paris, France and London, England and are managed by an executive based in Paris, France. We also have representatives in Australia, Brazil, Canada, Mexico and Japan. Each sales executive is dedicated to a certain number of identified customers. In addition, these sales efforts are supported by production managers/customer service representatives, which are based in Chattanooga, Tennessee, Baltimore, Maryland and Paris, France. A portion of the compensation for sales executives is commission and/or bonus-based.

     Our marketing activities include direct contact with senior executives in the cosmetic and fragrance industry, major support of industry events and extensive joint marketing programs with magazines, retailers and fragrance houses. We also receive press coverage in industry trade publications, attend industry seminars, advertise in trade publications and sponsor promotional pieces. In addition, we focus our sales efforts toward three principal groups within our customers' organizations that management believes influence our customers' purchasing decisions:

     o marketing, which selects the sampling system technology and typically controls the promotional budget;

     o product development, which approves our sampling system rendition and conducts stability testing; and

     o purchasing, which buys the sampling system pieces and controls quality.

     Management believes that, as the pressure for creativity increases with each new product introduction, cosmetic and fragrance marketers are increasingly looking for their vendors to contribute to the overall strategy-building effort to introduce a new product. Our executives routinely introduce new sampling system formats and ideas based on our technologies to the marketing departments of our customers. Our in-house creative and marketing know-how, as well as our complete product line of sampling technologies, provides customers with maximum flexibility in designing promotional programs.

Geographic Revenues

     Revenues generated from customers in the United States for the years ended June 30, 2004, 2003 and 2002 were approximately $101.4 million, $87.6 million and $95.5 million, respectively. Revenues including export shipments from the United States, generated by foreign customers, principally in Europe, for the years ended June 30, 2004, 2003 and 2002 were approximately $32.0 million, $27.7 million and $25.4 million, respectively.

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

     ISO 9001 Registration: During 2001, the International Organization for Standardization awarded three of our Company's manufacturing facilities in Chattanooga, Tennessee with ISO 9001:1994 Registration. In December 2003, these facilities and a fourth manufacturing facility located in Baltimore, Maryland were awarded ISO 9001:2000 Registration. These facilities produce many of our Company's proprietary, patented and patent-pending products, as well as several of our other sampling systems. The registration was awarded following an extensive examination of our Company's quality management system which contains five process groups; each with elements and sub-elements that outline the requirements for documenting and implementing our Company's overall philosophy as it pertains to quality, our policies, systems and procedures. The ISO standards serve as guidelines for businesses interested in assuring that their processes result in products that reflect the highest level of quality. The ISO 9001:2000 standard applies to organizations that design, develop and produce products while assuring and controlling quality through continuous improvement.

     Both of our  Chattanooga  and  Baltimore  operations  have been awarded The
Procter & Gamble Triple Pinnacle Award, which is presented to companies as recognition for having met certain quality requirements and having demonstrated outstanding quality assurance. Both operations are also registered with the Food and Drug Administration for the packaging of regulated cosmetic products and we maintain environmentally controlled cGMP (current good manufacturing practice) compliant facilities.

     Management believes that our formulation capabilities are the best in the cosmetics and fragrance sampling industry. The formulation process is highly complex because we strive to replicate the fragrance of a product in a bottle containing an alcohol solution. Formulation approval is an interactive process between our Company and our customers. We have more than 125 different proprietary formulations that we utilize in replicating different characteristics of over 500 fragrances to obtain a customer-approved rendition. A number of these formulations are patented, and the majority of the formulation process is based on unique and proprietary methods. Formulation of the fragrance and cosmetic product rendition is performed under very strict tolerances and in complete conformity to the formula that the customer has pre-approved. Formulation is conducted in our specially designed formulation laboratories by trained specialists.

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

     Our formulated offset paper samplers (ScentStrip(R), ScentStrip(R) Plus, PowdaTouch(R)) are produced in our primary facility in Chattanooga, Tennessee in a continuous in-line operation. Our formulated letterpress or flexo label samplers (DiscCover(R), BeautiSeal(R), LipSeal(R), LiquaTouch(R) and ScentSeal(R) ) are produced on specially modified label and finishing equipment in our second Chattanooga facility, while the Microfragrance(R) Scratch `n Sniff operation is conducted in a third facility in Chattanooga, Tennessee. Our specialized screen printing manufacturing process which produces our ShadeSeal(R) and PowdaScent(TM) technologies takes place in our facility in Baltimore, Maryland. In addition BeautiPak(TM), our proprietary thermoformed technology for sampling lipstick, and Liqi-Seal(R), our patented clear top packette to sampler liquid, cream, lotion or gel products, are produced in our Baltimore, Maryland facility. At each facility, a 24-hour quality control function and hourly accountability provide significant value to our customers' product development personnel, who are typically responsible for sample system quality. In addition to the patents pending on a number of our manufacturing processes, we use a number of proprietary techniques in producing label samplers. Similar to the formulated paper operation, sampling quality control personnel evaluate all sample systems by roll and provide full accountability for our production.

     We also have agreements with North American, European and Australian printers and label manufacturers that we contract with to produce some materials for our customers. These arrangements are typically utilized when foreign distribution is required or demand exceeds our internal capacity. Each of these arrangements is protected by non-competition agreements.

Sources and Availability of Raw Materials

     Generally, the raw materials used by our Company in the manufacturing of our products have been readily available from numerous suppliers and have been purchased by our Company at prices that we believe are competitive. However, our encapsulated paper products utilize specific grades of paper which we purchase primarily from one manufacturer. These paper products are subject to comprehensive evaluation and certification by us for quality, consistency and fit. Some of our laminates are purchased from single sources under certain specifications. We have not experienced any significant material supply shortages in the past, nor are any anticipated.

Competition

     Our competitors, some of whom have substantially greater capital resources than our Company, are actively engaged in manufacturing products similar to, or in competition with, our products. Competition in our markets is based upon product quality, product technologies, customer relationships, price and customer service. Our principal competitors in fragrance and cosmetic sampling market are the fragrance divisions of Vertis, Inc., Orlandi, Inc., Delta
Graphics, Inc., Nord'est, Marietta Corp., Sampling Dimensions, LLC, Klocke, Rotakon GmbH, Follmann & Co., Manka Creations and Appliquesence. We also compete with numerous manufacturers of miniatures, vials, packets, sachets, blister packs and scratch and sniff products. In addition, some cosmetics companies produce sampling products for their own cosmetic products. We also compete with numerous other marketing and advertising venues for marketing dollars our customers allocate to various types of advertising, marketing and promotional efforts such as print, television and in-store promotions.

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

Employees

     As of July 31, 2004, we employed 490 persons, which included 288 hourly and 202 salaried and management personnel. A substantial number of our hourly employees are represented by the Graphics Communications International Union
(GCIU) local 197-M. Management considers our relations with the union to be good. The current union contract was signed March 11, 2004 and will be in effect through March 31, 2007.

Available Information

     We are subject to the informational requirements of the Securities Exchange Act of 1934. We therefore file periodic reports and other information with the Securities and Exchange Commission. Since we are not a listed company, we do not make such annual reports or other information available on our website and do not provide electronic or paper copies of these reports free of charge. Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically. Our Internet website address is www.arcadeinc.com. Information contained on our website is not part of this report.

                                  RISK FACTORS

Our substantial indebtedness and restrictive covenants imposed by the terms of our indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations under our notes.

     We have substantial indebtedness and debt service obligations. As of June 30, 2004, AKI had total indebtedness of approximately $105.0 million. As of July 31, 2004, AKI had outstanding borrowings of $4.0 million under its revolving credit agreement with Heller Financial, Inc. In addition, as of such date, additional borrowings of up to approximately $15.7 million were available under the revolving loan commitment of the credit agreement, subject to specified conditions. The indenture governing AKI's 10 1/2% Senior Notes due 2008 and the credit agreement permit our Company and its restricted subsidiaries, as defined in the indenture, in each case, to incur additional indebtedness if we meet specified requirements.

     The level of our indebtedness could have negative consequences to holders of the notes, including, but not limited to, the following:

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

     The indenture and the credit agreement contain covenants that, among other things, limit the ability of our Company and its restricted subsidiaries to:

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

     o    enter into certain transactions with affiliates; and

     o    sell certain assets.

     In addition, the credit agreement requires us to maintain specified financial ratios and satisfy specified financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests in the future. As of June 30, 2004, we were in compliance with all debt covenants.

To service our indebtedness we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

     The ability of our Company to pay principal and interest on the notes and to satisfy our other debt obligations will depend upon AKI's future operating performance. AKI's future operating performance will be affected by prevailing economic conditions and financial, business and other factors, which factors may be beyond our control. We anticipate that our operating cash flow, together with available borrowings under the credit agreement, will be sufficient to meet our operating expenses and to service our debt requirements as they become due. However, if we are unable to service our indebtedness, we may be required to take action such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. There can be no assurance that any of these remedies can be effected on satisfactory terms, if at all. If we are unable to maintain the specified financial ratios or generate sufficient cash flow or otherwise obtain funds necessary to make required payments, we would be in default under the terms of our indebtedness, which would permit the holders of such indebtedness to accelerate the maturity of the indebtedness.

An investor's right to receive payments on the notes is junior to our existing and future secured indebtedness.

     Under the terms of our credit agreement, Heller Financial, Inc., the lender under the credit agreement, has a security interest in substantially all of the current and future assets of AKI. In the event of default under the credit agreement, whether as a result of the failure to comply with a payment or other covenant, a cross-default or otherwise, the lender will have a prior secured claim on the capital stock of AKI and our encumbered assets. As a result, our encumbered assets would be available to pay obligations on the notes only after borrowings under the credit agreement and any other secured indebtedness have been paid in full. If the lender should attempt to foreclose on its collateral, our financial condition would be materially adversely affected and the value of the notes could be eliminated. As of July 31, 2004, AKI had outstanding borrowings under the credit agreement consisting of, $4.0 million revolving loan and could borrow an additional $15.7 million under the revolving loan commitment of the credit agreement, subject to specified conditions.

Our results of operations could be adversely affected if the USPS reclassifies our sampling systems or the sampling products of our competitors.

     Most of our sampling systems are approved by the USPS for inclusion in subscription magazines mailed at periodical postage rates. USPS approved sampling systems have a significant cost advantage over other competing sampling products, such as miniatures, vials, packettes, sachets and blister packs, because these competing products cause an increase from periodical postage rates to the higher third-class rates for the magazine's entire circulation. Subscription magazine sampling inserts delivered to consumers through the USPS accounted for approximately 22% of our net sales in fiscal 2004. There can be no assurance that the USPS will not approve other competing types of sampling systems for use in subscription magazines without requiring a postal surcharge, or that the USPS will not reclassify our sampling systems such that they would incur a postal surcharge. Any such action by the USPS could have a material adverse effect on our results of operations and financial condition.

We rely on a small number of customers for a large portion of our revenues.

     Our top ten customers by sales revenue accounted for approximately 76% of our net sales in fiscal 2004. None of our customers, other than Estee Lauder, L'Oreal and Mary Kay, accounted for 10% or more of net sales in fiscal 2004. Although we have long-established relationships with most of our major customers, we generally do not have long-term contracts with any of our customers. We do have an exclusive three year contract, expiring in August 2007, to provide Mary Kay certain lipstick samples. We may also be required by some customers to qualify our manufacturing operations under specified supplier standards. There can be no assurance that we will be able to qualify under any supplier standards or that our customers will continue to purchase sampling systems from us if our manufacturing operations are not so qualified. An adverse change in our relationship with significant customers, including Estee Lauder, L'Oreal or Mary Kay, would have a material adverse effect on our results of operations and financial condition.

Our ability to compete with other companies depends, in part, on our ability to meet customer needs on a cost-effective and timely basis.

     Our competitors, some of whom have substantially greater financial resources than our Company, are actively engaged in manufacturing products similar to those of our Company. Our principal competitors in the fragrance and cosmetic sampling market are the fragrance division of Vertis, Inc., Orlandi Inc., Delta Graphics, Inc., Nord'est, Marietta Corp, Sampling Dimensions LLC, Klocke, Rotakon GmbH, Follmann & Co., Manka Creations and Appliquesence. We also compete with numerous manufacturers of miniatures, vials, packettes, sachets, blister packs and scratch and sniff products. In addition, certain cosmetic companies produce sampling products for their own cosmetic products. We also compete with numerous other marketing and advertising venues for marketing dollars our customers allocate to various types of advertising, marketing and promotional efforts such as print, television and in-store promotions. Competition in our market is primarily based upon price, product quality, product technologies, customer relationships and customer service. The future success of our business will depend in large part upon our ability to market and manufacture products and services that meet customer needs on a cost-effective and timely basis. There can be no assurance that capital will be available for these purposes, that investments in new technology will result in commercially viable products or that we will be successful in generating sales on commercially favorable terms, if at all.

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

Our business is affected by the advertising budgets of our customers and is cyclical and seasonal in nature.

     The advertising and marketing budgets of our customers, and therefore our revenues, are susceptible to prevailing economic cycles and market conditions that affect advertising and marketing expenditures, the performance of the products of our customers in the marketplace and other related factors. There can be no assurance that reductions in advertising spending will not occur, which could have a material adverse effect on our results of operations and financial condition.

     In addition, our sales and operating results have historically reflected seasonal variations. These seasonal variations are based on the timing of our customers' advertising and marketing campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. These seasonal fluctuations require us to accurately allocate our resources to manage our manufacturing capacity, which often operates at full capacity during peak seasonal demand periods. If we fail to adequately plan for our seasonal fluctuations, our business may be adversely affected.

Our results of operations and financial condition may be adversely affected by an increase in raw material prices or a decrease in raw material supply.

     Paper is the primary raw material utilized by our Company in producing our sampling systems. Paper costs represented approximately 18% of our cost of goods sold in each of fiscal 2004, 2003 and 2002. Significant increases in paper costs could have a material adverse effect on our results of operations and financial condition to the extent that we are unable to price our products to reflect such increases. There can be no assurance that our customers would accept such price increases or the extent to which such price increases would impact their decision to utilize our sampling systems.

     Substantially all of our ScentStrip(R) sampling systems, which accounted for approximately 39% of our net sales in fiscal 2004, utilize specific grades of paper that are subject to comprehensive evaluation and certification by us for quality, consistency and fit. These grades of paper are produced exclusively for us by one domestic supplier. We do not have a purchase agreement with the supplier and are not aware of any other suppliers of these specific grades of paper. Although our products can be manufactured using other grades of paper, we believe that the specific grades currently used provide us with an advantage over our competitors. We continue to research methods of replicating the advantages of these specific grades of paper with other available grades of paper. Until alternative methods are developed, a loss of our supply of paper and the resulting competitive advantage could have a material adverse effect on our results of operations and financial condition to the extent that we are unable to obtain such paper elsewhere.

     Certain of our label sampling systems, which accounted for approximately 27% of our net sales in fiscal 2004, utilize component materials that are sourced from one qualified vendor. Although alternative sources are being sought for the component materials, there can be no assurance that we will be successful in locating another vendor. A loss of supply of materials could have a material adverse effect on our results of operations and financial condition to the extent we are unable to obtain materials elsewhere.

We receive a portion of our revenue from foreign countries and are subject to foreign laws and regulations and political and economic events.

     Approximately 24% of our net sales, including export shipments from the United States, in fiscal 2004 was generated outside the United States. Foreign operations are subject to risks inherent in conducting business abroad, including, among others, exposure to foreign currency fluctuations and devaluations or restrictions on money supplies, foreign and domestic export law and regulations, price controls, taxation, tariffs, import restrictions and other political and economic events beyond our control. We have not experienced any material effects of these risks as of yet, but there can be no assurance that they will not have such an effect in the future.

We are controlled by DLJMBII whose interests may conflict with the interests of the holders of the notes.

     DLJMBII has the power to elect a majority of the directors of AHC and generally exercises significant control over the business, policies and affairs of AHC, Holding, AKI and its subsidiaries through its ownership of AHC. DLJMBII currently owns approximately 98.8% of AHC's outstanding common stock. DLJMBII may have interests that could be in conflict with those of the holders of the notes and may take actions that adversely affect the interests of the holders of the notes.

Our business may be adversely affected by a labor dispute.

     As of July 31, 2004, approximately 47% of our employees worked under a collective bargaining agreement that expires on March 31, 2007. While we believe that our relations with our employees are good, there can be no assurance that our collective bargaining agreement will be renewed in the future. A prolonged labor dispute (which may include a work stoppage) could have a material adverse effect on our business, financial condition and results of operations.

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

     We lease buildings in Baltimore, Maryland that are used for production and warehousing. The production facility at 7600 Energy Parkway encloses approximately 60,000 square feet, and its lease expires in August, 2007 with an option to purchase the facility for $4.2 million. The warehouse facility at 7525 Perryman Court encloses approximately 13,000 square feet and its lease expires in January, 2005.

         We also lease sales offices in New York, New York, Paris, France and London, England.

ITEM 3.  LEGAL PROCEEDINGS

     Other than as discussed below, we do not believe that there are any pending legal proceedings other than ordinary routine litigation incidental to our business.

     The Beautiful Bouquet Company, Ltd. (the "Licensor") filed suit in Tennessee state court on October 30, 2003 against our Company alleging breaches of a Patent and Know-How License agreement, as amended (the "License Agreement"). Under the License Agreement, our Company licenses certain intellectual property related to one of our products for which we are obligated to pay the Licensor a royalty based on sales of the product and a minimum annual royalty. The Licensor alleges our Company committed a number of breaches, including a breach of the License Agreement and a breach of fiduciary duty owed to the Licensor, and is seeking to recover unspecified amounts under the terms of the License Agreement and all amounts due it because of our Company's alleged unjust enrichment of the Licensor's intellectual property rights.

     We believe that we did not breach any provisions of the License Agreement and intend to vigorously defend ourself.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for AKI's common stock. As of August 15, 2004, AHC was the sole holder of record of Holding's common stock and Holding was the sole holder of record of AKI's common stock. Generally, neither Holding nor AKI pays dividends on its shares of common stock and neither expects to pay dividends on its shares of common stock in the foreseeable future. The notes and the credit agreement contain restrictions on AKI's ability to pay dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected historical consolidated financial data presented below as of June 30, 2004, 2003, 2002, 2001 and 2000 and the years ended June 30, 2004,
2003, 2002, 2001 and 2000 have been derived from the historical consolidated financial statements of our company. The information contained in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and the notes thereto included elsewhere in this report.



                                    June 30,        June 30,       June 30,       June 30,        June 30,
   (dollars in thousands)             2004            2003           2002           2001            2000
                                      ----            ----           ----           ----            ----
   Statement of Operations Data:
   Net sales                       $ 133,372       $ 115,308      $ 120,893      $ 115,395       $  99,811
   Cost of goods sold                 85,770          73,883         73,888         71,336          61,552
                                   ---------       ---------      ---------      ---------       ---------
   Gross profit                       47,602          41,425         47,005         44,059          38,259
   Selling, general and
     administrative expenses          20,795          17,971         18,943         18,199          16,980
   Amortization of intangibles
     including goodwill                1,143           1,143          6,451          5,757           5,336
   Gain from settlement, net               -               -           (992)             -            (858)
                                   ---------       ---------      ---------      ---------       ---------
   Income from operations             25,664          22,311         22,603         20,103          16,801
   Interest expense, net              12,575          12,674         12,528         13,212          13,668
   Management fees                       400             325            250            250             250
   (Gain) from early
     retirement of debt (1)                -               -              -           (748)           (704)
   Other, net                           (105)             33              -              -               -
   Income tax expense                  4,418           3,446          5,674          4,950           3,092
                                   ---------       ---------      ---------      ---------       ---------
     Net income                    $   8,376       $   5,833      $   4,151      $   2,439       $     495
                                   =========       =========      =========      =========       =========

   Balance Sheet Data (at end
   of period):
   Cash and cash equivalents       $   1,369       $   1,470      $   1,875      $   4,654       $   1,158
   Working capital                    12,643          10,677         11,525         10,288          14,182
   Goodwill, net                     152,438         152,994        153,277        157,334         162,472
   Total assets                      212,203         215,547        224,906        213,378         222,050
   Senior notes                      103,510         103,510        103,510        103,510         107,510
   Total debt                        105,010         121,635        115,760        104,013         117,859
   Total stockholder's equity         84,225          72,090         83,407         85,670          83,526

   Other Data:
   Capital expenditures            $   1,349       $   2,345      $   1,338      $   3,015       $   2,782
   Ratio of earnings to fixed
   charges (2)                          2.0x            1.7x           1.8x           1.6x            1.3x
------------




(1) Extraordinary gains in fiscal 2001 and 2000 have been reclassed to conform with current year presentation, in accordance with the provisions of SFAS 145.
(2) For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent income (loss) before income taxes plus fixed charges. "Fixed charges" consist of interest on all indebtedness and amortization of deferred financing costs.

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

     The merger corporation's senior increasing rate notes were subsequently repaid on June 25, 1998 from the proceeds of AKI's issuance of $115.0 million of AKI's notes and from a capital contribution from Holding. On June 25, 1998, Holding issued and sold its debentures totaling $50.0 million in aggregate principal amount at maturity for gross proceeds of $26.0 million, the majority of which were used to fund Holding's equity contribution to AKI. All of these debentures have been repurchased by our Company as of June 30, 2003.

     The Acquisition was accounted for using the purchase method of accounting and resulted in the recognition of $153.9 million of goodwill.

3M Acquisition

     On June 22, 1998, we acquired the fragrance sampling business of the Industrial and Consumer Products division of Minnesota Mining and Manufacturing Company ("3M") for $7.3 million in cash and the assumption of a liability of $0.2 million to one of the customers of the business. We financed the 3M acquisition with borrowings under the credit agreement. These borrowings were subsequently repaid.

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

Fusion Merger

     On July 21, 2004, AHC entered into the Fusion Merger Agreement with Fusion, a newly-formed entity owned by investment funds managed by KKR, and AHC Merger, Inc., a wholly-owned subsidiary of Fusion formed for the purpose of effecting the Fusion Merger, pursuant to which AHC Merger will merge with and into AHC such that AHC will be the surviving corporation and, at the effective time of the Fusion Merger, will become a wholly-owned subsidiary of Fusion. Immediately upon the effectiveness of the Fusion Merger, Fusion will contribute AHC to JHC in exchange for capital stock of JHC. Following the contribution, JHC intends to contribute AHC to its direct subsidiary, Jostens IH Corp., and as a result AHC will be a wholly-owned subsidiary of Jostens IH Corp.

     Pursuant to the Fusion Merger Agreement, each issued and outstanding share of AHC's common stock will be cancelled and retired and shall cease to exist, and no consideration shall be delivered in exchange therefore; and each issued and outstanding share of AHC's outstanding preferred stock shall be converted into the right to receive cash merger consideration. The cash merger consideration payable per share of preferred stock will be determined based upon a total enterprise value of $250.0 million, as adjusted based upon the working capital of our Company at closing. Upon consummation of the Fusion Merger and the contributions, AHC shall be a wholly-owned subsidiary of Jostens IH Corp.

     The Fusion Merger Agreement and subsequent contribution are subject to certain conditions to closing including, among others: (i) the consummation of the Fusion Merger and certain other concurrent transactions, including the contribution and the merger of Von Hoffmann Holdings Inc. with and into a subsidiary of Fusion; (ii) the repayment, repurchase or redemption of certain indebtedness and preferred stock of Jostens, Inc., JHC, Von Hoffmann

Holdings Inc., Von Hoffmann Corporation, AHC and AKI; (iii) that Jostens IH Corp. obtains financing for such concurrent transactions on the terms and conditions set forth in the financing commitment provided by an affiliate of Credit Suisse First Boston LLC, Banc of America Securities LLC and Deustche Bank Securities Inc.; and (iv) that Marc Reisch, CEO of Fusion, shall have made an investment in the common stock of JHC.

     In connection with the Fusion Merger and subsequent contribution, we will refinance our existing credit facility. In addition, upon the consummation of the contributions, JHC intends to use new financing by Jostens IH Corp. to fund certain tender payments due to holders of AKI's 10 1/2% Senior Notes due 2008 who elect to tender their notes pursuant to tender offers and consent solicitations commenced on August 19, 2004.

Results of Operations

Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003

     Net Sales. Net sales for the fiscal year ended June 30, 2004 increased $18.0 million, or 15.6%, to $133.3 million as compared to $115.3 million for the fiscal year ended June 30, 2003. The increase in net sales was primarily attributable to an increase in sales of sampling technologies for advertising and marketing of domestic fragrance products and international cosmetic products and favorable foreign exchange rates.

     Gross Profit. Gross profit for the fiscal year ended June 30, 2004 increased $6.2 million, or 15.0%, to $47.6 million as compared to $41.4 million for fiscal year ended June 30, 2003. Gross profit as a percentage of net sales decreased to 35.7% in the fiscal year ended June 30, 2004, from 35.9% in the fiscal year ended June 30, 2003. The increase in gross profit is primarily due to the increase in sales volume and favorable foreign exchange rates. The decrease in gross profit as a percentage of net sales is primarily due to changes in product and format mix and the reduction in prices of certain fragrance sampling products in order to maintain and grow market share.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2004 increased $2.8 million, or 15.6% to $20.8 million as compared to $18.0 million for the fiscal year ended June 30, 2003. Selling, general and administrative expenses as a percent of net sales were 15.6% in the fiscal years ended June 30, 2004 and 2003. The increase in selling, general and administrative expenses is primarily related to an increase in advisory services related to customs and duties matters and consulting services related to marketing initiatives, incentive compensation expense, and the impact of foreign exchange rates.

     Income from Operations. Income from operations for the fiscal year ended June 30, 2004 increased $3.4 million, or 15.2%, to $25.7 million as compared to $22.3 million for the fiscal year ended June 30, 2003. Income from operations as a percentage of net sales was 19.3% in the fiscal years ended June 30, 2004 and 2003. The increase in income from operations is principally the result of the factors described above.

     Interest Expense. Interest expense for the fiscal year ended June 30, 2004 decreased $0.1 million, or 0.8%, to $12.6 million, as compared to $12.7 million for the fiscal year ended June 30, 2003. Interest expense as a percentage of net sales decreased to 9.5% in the fiscal year ended June 30, 2004 from 11.0% in the fiscal year ended June 30, 2003. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to the repayment of the term loan.

     Income Tax Expense. The income tax expense for the fiscal year ended June 30, 2004 increased $1.0 million to $4.4 million as compared to $3.4 million for the fiscal year ended June 30, 2003. The increase is due to the increase in income before income taxes and non-deductible expenses principally as a result of the factors described above.

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

     Net Sales. Net sales for the fiscal year ended June 30, 2003 decreased $5.6 million, or 4.6%, to $115.3 million as compared to $120.9 million for the fiscal year ended June 30, 2002. The decrease in net sales was primarily attributable to a decrease in sales of sampling technologies for advertising and marketing of domestic cosmetic products and international fragrance products partially offset by an increase in the sales of sampling technologies for advertising and marketing of domestic consumer products and international cosmetic products and favorable foreign exchange rates.

     Gross Profit. Gross profit for the fiscal year ended June 30, 2003 decreased $5.6 million, or 11.9%, to $41.4 million as compared to $47.0 million for fiscal year ended June 30, 2002. Gross profit as a percentage of net sales decreased to 35.9% in the fiscal year ended June 30, 2003, from 38.9% in the fiscal year ended June 30, 2002. The decrease in gross profit and gross profit as a percentage of net sales is primarily due to the decrease in sales volume and changes in product mix and increased fixed costs associated with a full-year operation of CP partially offset by favorable foreign exchange rates.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2003 decreased $0.9 million, or 4.8% to $18.0 million as compared to $18.9 million for the fiscal year ended June 30, 2002. Selling, general and administrative expenses as a percent of net sales was 15.6% in the fiscal years ended June 30, 2003 and 2002. The decrease in selling, general and administrative expenses is primarily related to a decrease in legal services related to a patent infringement lawsuit initiated by our Company and incentive compensation expense partially offset by increased expenses associated with a full-year operation of CP.

     Amortization of Goodwill. Amortization of goodwill for the fiscal year ended June 30, 2003 decreased $4.8 million, or 100%, to $0, as compared to $4.8 million for the fiscal year ended June 30, 2002. The decrease in amortization of goodwill resulted from the adoption of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". We completed our initial and first annual tests of the carrying value of goodwill which resulted in no impairment.

     Income from Operations. Income from operations for the fiscal year ended June 30, 2003 decreased $0.3 million, or 1.3%, to $22.3 million as compared to $22.6 million for the fiscal year ended June 30, 2002. Income from operations as a percentage of net sales increased to 19.3% in the fiscal year ended June 30, 2003 from 18.7% in the fiscal year ended June 30, 2002. The increase in income from operations and income from operations as a percentage of net sales is principally the result of the factors described above.

     Interest Expense. Interest expense for the fiscal year ended June 30, 2003 increased $0.2 million, or 1.6%, to $12.7 million, as compared to $12.5 million for the fiscal year ended June 30, 2002. Interest expense as a percentage of net sales increased to 11.0% in the fiscal year ended June 30, 2003 from 10.3% in the fiscal year ended June 30, 2002. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to a full year of interest payable on the term loan incurred in connection with the CP acquisition.

     Income Tax Expense. Income tax expense for the fiscal year ended June 30, 2003 decreased $2.3 million to $3.4 million as compared to $5.7 million for the fiscal year ended June 30, 2002. The decrease is due to the decrease in income before income taxes and non-deductible expenses principally as a result of the factors described above.

Liquidity and Capital Resources

     We have substantial indebtedness and significant debt service obligations. As of June 30, 2004, we had indebtedness in an aggregate amount of $105.0 million (excluding trade payables, accrued liabilities and deferred taxes), which is a direct obligation of AKI relating to its notes and revolving credit line. At June 30, 2004, AKI had $23.0 million in accrued liabilities (including trade payables, accrued liabilities, deferred taxes and other liabilities). As of July 31, 2004, AKI had outstanding borrowings of $4.0 million under the revolving loan commitment of the credit agreement.

     Borrowings under the revolving credit line are limited to a maximum amount equal to $20.0 million. At June 30, 2004 and July 31, 2004, AKI had borrowing availability of approximately $18.2 million and $15.7 million, respectively, subject to a borrowing base calculation and the achievement of specified financial ratios and compliance with specified conditions. The interest rate for borrowings under the credit agreement are determined from time to time based on our choice of certain formulas set forth in the credit agreement, plus a margin. The credit agreement will mature on December 31, 2006.

     The indenture governing the notes and the credit agreement permit AKI to incur additional indebtedness, subject to specified limitations. In addition, the indenture contains restrictive covenants that, among other things, limit the ability of AKI to: (1) pay dividends or make certain restricted payments; (2) incur additional indebtedness and issue preferred stock; (3) create liens; (4) incur dividend and other payment restrictions affecting subsidiaries; (5) enter into mergers, consolidations or sales of all or substantially all of the assets of our company; (6) enter into certain transactions with affiliates; and (7) sell certain assets. We were in compliance with all such covenants as of June 30, 2004.

     In connection with the Fusion Merger and subsequent contribution, we will refinance our existing credit facility. In addition, upon the consummation of the contribution, we intend to use new financing by Jostens IH Corp. to fund certain tender payments due to holders of AKI's 10 1/2% Senior Notes due 2008 who tender their notes pursuant to the tender offer and consent solicitation commenced on August 19, 2004. It is a condition to the closing of the Fusion Merger and the contribution and new financing described above that the notes be repurchased or redeemed.

     AKI's principal liquidity requirements are for operating working capital, debt service requirements and fees under the notes and the credit agreement. Historically, we have funded our capital, debt service and operating requirements with a combination of net cash provided by operating activities, which was $14.7 million and $14.2 million for fiscal 2004 and 2003, respectively, together with borrowings under revolving credit facilities. Net cash provided by operating activities during fiscal 2004 resulted primarily from net income before depreciation and amortization and an increase in accounts payable and accrued expenses, partially offset by increases in accounts receivable and inventories.

     We define Adjusted EBITDA (also referred to as EBITDA in our credit agreement) as net income or loss plus income and franchise taxes, interest expense, loss from early retirement of debt, depreciation, amortization and impairment loss of goodwill and amortization of other intangibles less gain from early retirement of debt and sale and disposal of fixed assets plus non-capitalized acquisitions costs. Adjusted EBITDA is not a measure of financial or operating performance, cash flow or liquidity under accounting principles generally accepted in the United States and should not be used by itself or in the place of net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles as a financial or liquidity measure.

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

     The calculation of adjusted EBITDA for the years ended June 30, 2004, 2003 and 2002 is as follows (dollars in millions):


                                               2004        2003         2002
                                               ----        ----         ----

    Net income........................      $    8.4    $    5.8     $    4.1

    Income and franchise tax
      expense.........................           4.7         3.7          5.9
    Interest expense..................          12.6        12.7         12.5
    Depreciation and amortization
      of goodwill and other
      intangibles.....................           7.1         7.3         12.1
    Gain from sale and disposal of
      fixed assets....................          (0.1)          -            -
    Non-capitalized acquisitions
      costs...........................             -           -          0.2
                                            --------    --------     --------

    Adjusted EBITDA...................      $   32.7    $   29.5     $   34.8
                                            ========    ========     ========


     In fiscal 2004 and fiscal 2003, we had capital expenditures of approximately $1.3 million and $2.3 million, respectively. These capital expenditures consisted primarily of the purchase and maintenance of manufacturing equipment and furniture and fixtures and maintaining and upgrading our computer systems.

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

     At June 30, 2004, AHC had outstanding $73.4 million of notes payable to stockholders which bear interest at approximately 16% per annum and mature on December 15, 2009, and approximately $133.0 million of Senior Preferred Stock which accrue dividends at 15% per annum and must be redeemed by December 15, 2012. Interest on the notes and dividends on the senior preferred stock may be settled through the issuance of additional floating rate notes and senior preferred stock through maturity or redemption, respectively. The floating rate notes are general, unsecured obligations of AHC and are not obligations of, or guaranteed by Holding,

AKI or any of its subsidiaries. AHC is a holding company and is dependent upon the cash flows of its subsidiaries and the payment to it of funds by its subsidiaries.

     During the year ended June 30, 2003, Holding purchased, with proceeds from distributions from AKI, its 13.5% Senior Discount Debentures due 2009 with an accreted value of $17.5 million for $18.0 million. The purchase caused there to be outstanding no Debentures as of such date. AKI funded the distribution through borrowings under its credit agreement.

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

     Capital expenditures for the fiscal year ending June 30, 2005 are budgeted to be approximately $3.0 million. Based on borrowings outstanding (other than pursuant to the revolving credit agreement) as of June 30, 2004 and borrowings outstanding under the revolving credit agreement as of July 31, 2004, we expect total cash payments for debt service in fiscal 2005 to be approximately $11.3 million, consisting of $10.9 million in interest payments on the notes and $0.4 million in interest and fees under the credit agreement. We also expect to make royalty payments of approximately $1.2 million during fiscal 2005.

     We believe that, in the absence of future acquisitions, cash flows from existing operations and available borrowings will be sufficient to fund budgeted capital expenditures, working capital requirements and interest and principal payments on our indebtedness, including the notes for fiscal 2005. In the event we consummate any additional acquisitions, we may seek additional debt or equity financings subject to compliance with the terms of the indenture.

     At June 30, 2004, AKI's consolidated cash and cash equivalents and net working capital were $1.4 million and $12.6 million, respectively, representing a decrease in cash and cash equivalents of $0.1 million and an increase in net working capital of $2.0 million from June 30, 2003. Account receivables, net, at June 30, 2004 increased 9.4% or $1.9 million over the June 30, 2003 amount, primarily due to an increase in fourth quarter sales.

     The following table summarizes our contractual obligations and other contingencies as of June 30, 2004 (dollars in thousands):



                                                           Payments due by fiscal year
                                 --------------------------------------------------------------------------------
                                     2005         2006         2007         2008         2009       Thereafter       Total
                                     ----         ----         ----         ----         ----       ----------       -----

Debt obligations:
    Principal.................   $         -   $         -  $     1,500  $         -  $   103,510   $        -    $   105,010
    Interest*.................        11,169        11,169       11,019       10,869        5,435            -         49,661
Standby letter of credit......             -             -           87            -            -          291            378
Operating leases..............         1,506         1,502        1,291          756          683        1,728          7,466
Minimum royalties**...........         1,200         1,200        1,200        1,200        1,200        3,206          9,206
Unconditional raw material
purchase obligations..........         5,804             -            -            -            -            -          5,804
Other long-term obligations...           750             -            -            -            -            -            750
                                 -----------   -----------  -----------  -----------  -----------   ----------    -----------

      Total...................   $    20,429   $    13,871  $    15,097  $    12,825  $   110,828   $    5,225    $   178,275
                                 ===========   ===========  ===========  ===========  ===========   ==========    ===========




     * Interest for floating rate obligations has been calculated using the rates in effect as of June 30, 2004.
     ** Minimum royalties which are subject to consumer price index ("CPI") adjustment have been calculated based on the CPI as of June 30, 2004.

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

Off-Balance Sheet Arrangements

     As of June 30, 2004 we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recently Issued Accounting Standards

     Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and was applied at the beginning of our 2003 fiscal year. The adoption of SFAS 142 eliminated the amortization of goodwill, approximately $4.8 million in fiscal year 2002, while requiring annual tests for impairment of goodwill. We completed our initial and annual tests of the carrying value of goodwill all of which resulted in no impairment.

     FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of obligation undertaken in issuing the guarantee. The disclosure requirements are effective for quarters ending after December 15, 2002 and the liability recognition is in effect for guarantees initiated after December 31, 2002. We do not anticipate that the provisions of this statement will have a material impact on our reported results of operations, financial positions or cash flows.

     FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued in January 2003. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investor does not have a controlling interest, or the equity investment risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. Provisions of this interpretation did not have any material impact on our reported results of operations, financial position or cash flows.

     FASB Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") was issued in May 2003. SFAS 150 established guidance for how certain financial instruments with characteristics of both liabilities and equity are classified and requires that a financial instrument that is within its scope be classified as a liability (or as an asset in some circumstances). SFAS 150 is effective for fiscal years beginning after June 15, 2003. Our Company has adopted SFAS 150, and it did not have a material impact on our reported results of operations, financial position or cash flows.

Critical Accounting Policies

     We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 2 to the consolidated financial statements.

     The  preparation  of financial  statements  in conformity  with  accounting principles  generally  accepted  in the  United  States  requires  that  we make
estimates  and  assumptions   that
affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside professional advisors to assist in our evaluation. We believe the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of our consolidated financial statements:

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

     o Intangible assets. When we acquire other companies or businesses, we allocate the purchase price, including expenses and assumed liabilities, to the assets and liabilities acquired including intangible assets and goodwill. We estimate the useful lives of the intangible assets by factoring in the characteristics of the related products such as: existing sales contracts, patent protection, estimated future introductions of competing products and other issues. The factors that drive the estimate of the life of the asset are inherently uncertain.

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

     o Revenue recognition. Products are produced to customer specifications based on purchase orders or signed quotations which include agreed upon pricing. Product sales, net of estimated discounts and rebates, are recognized at the time title and risk of ownership transfers upon delivery to the customer. Products are shipped F.O.B. shipping point and are not subject to any contractual right of return provisions.

     o Deferred income tax assets. We have recorded deferred income tax assets related to the temporary differences between the tax bases and financial reporting bases of assets and liabilities. An adjustment to income tax expense would be required in a future period if we determine that the amount of deferred tax assets to be realized differs from the net recorded amount.

Forward-Looking Statements

     The information provided in this document contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance or achievements of our Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: (1) economic conditions in general and in our specific market areas; (2) the significant indebtedness of our company;
(3) changes in operating strategy or development plans; (4) the competitive environment in the sampling industry in general and in our specific market areas; (5) changes in prevailing interest rates; (6) changes in or failure to comply with postal regulations or other federal, state and/or local government regulations; (7) changes in cost of goods and services; (8) changes in our capital expenditure plans; (9) the ability to attract and retain qualified personnel; (10) inflation; (11) liability and other claims asserted against us; and (12) labor disturbances and other factors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risks from changes in foreign exchange rates. In fiscal 2004, we generated approximately 24% of our sales, including export shipments from the United States, from customers outside the United States, principally in Europe. International sales are generated primarily from our foreign subsidiary located in France and are primarily denominated in the local currency. Our foreign subsidiary also incurs the majority of its expenses in the local currency and uses the local currency as its functional currency.

     Our major principal cash balances are held in U.S. dollars. Cash balances in foreign currencies are held to minimum balances for working capital purposes and therefore have a minimum risk to currency fluctuations.

     We periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At June 30, 2004, there were no forward exchange contracts outstanding.

     We are exposed to market risk from changes in interest rates. At June 30, 2004 we had $1.5 million outstanding in borrowings under our credit agreement at variable rates. All of our remaining long-term debt is at fixed interest rates. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Consolidated Financial Statements of AKI, the related notes and the Report of Independent Registered Public Accounting Firm for AKI commencing at page F-1 of this report, which financial statements, notes and reports are incorporated by reference into this report.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded as of the end of the period covered by this report that our disclosure controls and procedures are effective.

     (b) Changes in Internal Controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls during the period covered by this report.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of AKI as of August 1, 2004.

Name                  Age     Position
----                  ---     --------
William J. Fox *       47     President, Chief Executive Officer, Chairman of
                              the Board and Director
Kenneth A. Budde       55     Senior Vice President, Chief Financial Officer and
                              Secretary
A. Bruce Prashker      42     Senior Vice President and Assistant Secretary
David A. Durkin *      35     Director
Douglas B. Fox         56     Director
Hugh R. Kirkpatrick    67     Director
David M. Wittels *     40     Director


* Member of Executive Committee

     William J. Fox has served as Chairman, President and Chief Executive Officer and a Director of AKI since February 1999. Mr. Fox was President, Strategic and Corporate Development of Revlon Worldwide, Senior Executive Vice President of Revlon, Inc. and Revlon Consumer Products Corporation ("RCPC") (collectively, "Revlon") and Chief Executive Officer, Revlon Technologies, a division of Revlon, from January 1998 through January 1999. He was Executive Vice President from 1991 through January 1997 and Senior Executive Vice President from January 1997 through January 1999 and Chief Financial Officer of Revlon from 1991 to 1997. Mr. Fox served as a director from November 1995 of Revlon, Inc. and from September 1994 of RCPC, until April 1999. He was Senior Vice President of MacAndrews and Forbes Holding Inc., the indirect majority shareholder of Revlon, from August 1990 through January 1999. Mr. Fox is also Co-Chairman of the Board and a Director of Loehmann's Holdings, Inc., a Director of LQ Corporation Inc. and a Director nominee of Nephros, Inc. He also serves on the Advisory Board of Barrington Companies Investors, LLC.

     Kenneth A. Budde has served as Chief Financial Officer of AKI since November 1994. From October 1988 to June 1994, Mr. Budde served as Controller and Chief Financial Officer of Southwestern Publishing Company. Prior to that, Mr. Budde spent 12 years with KPMG Peat Marwick.

     A. Bruce Prashker has served as Senior Vice President of AKI since April 2000. Prior to joining our Company, Mr. Prashker was Managing Principal of the Capital Markets Company N.V. from April 1999 through April 2000. Mr. Prashker served as Vice President & Controller of the International Division of RCPC from January 1996 through April 1999, Vice President and Chief Financial Officer of the Licensing Division of RCPC from August 1994 through

January 1996 and held various other executive positions at RCPC and MacAndrews and Forbes Holding Inc. from April 1990 through August 1994.

     David A. Durkin has served as a director of AKI since May 2002. Mr. Durkin has been a Partner of DLJ Merchant Banking since July 2004 and a Principal since March 2000. Prior to that, he served as a Vice President in the Leveraged Finance Group and other roles in the Investment Banking Department of DLJ Securities Corporation since 1996. Mr. Durkin also serves as a director of Merrill Corporation/Merrill Communications LLC, Prometheus Laboratories, Inc. and Seabulk International, Inc.

     Douglas B. Fox has served as a director of the Corporation and as a director of AKI since August 2003. Mr. Fox is a management consultant and private investor. Since May 2001, he has served as the Chief Executive Officer of Renaissance Brands LLC. Prior to that, he was Senior Vice President of Marketing and Strategy for Compaq Computer Corporation from July 2000 to May 2001 and Chief Marketing Officer and Senior Vice President of Marketing for International Paper Co. from April 1997 to December 1999. Mr. Fox also serves on the board of directors of Bowne & Co., Inc., The Oreck Company and Advanstar Communications Inc.

     Hugh R. Kirkpatrick has served as a director of AKI since June 1998. Mr. Kirkpatrick is a former director of International Flavors & Fragrances, Inc. where he served as Senior Vice President and President, Worldwide Fragrance Division, from 1991 through his retirement in 1996.

     David M. Wittels has served as a Director of AKI since December 1997. Mr. Wittels was a Managing Director of DLJ Merchant Banking from January 2001 to June 2004 and has served in various capacities with DLJ Merchant Banking during the past six years. Mr. Wittels also serves as a director of Ziff Davis Holdings, Inc.

Compensation of Directors

     Except for Mr. Hugh Kirkpatrick, who receives an annual fee of $20,000, and Mr. Douglas Fox, who receives an annual fee of $50,000, directors of Holding will not receive compensation for services rendered but will be reimbursed for out-of-pocket expenses incurred by them in connection with their travel to and attendance at board meetings and committees of the board. Mr. Kirkpatrick also received a grant of an option to purchase 5,000 shares of common stock of AHC in fiscal 2000.

Audit Committee and Audit Committee Financial Expert

     Since we are not a listed issuer, as defined in Item 401(i) of Regulation S-K, we do not have an audit committee; our board of directors performs the functions of an audit committee. For this reason, we have not designated an audit committee financial expert, as that term is defined by Item 401(h) of Regulation S-K.

Code of Ethics

     We have adopted a conflict of interest policy that applies to all of our employees, including our senior management and financial officers. For this reason, we have not adopted a separate code of ethics within the meaning of Item 406 of Regulation S-K.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information for the three most recently completed fiscal years with respect to the compensation of our chief executive officer and our other most highly compensated executive officers whose total annual compensation exceeded $100,000. We refer to these individuals as our named executive officers.



                           Summary Compensation Table

                                                                                          Long Term
                                                   Annual Compensation                   Compensation
                                                   -------------------                   ------------
                                           Fiscal                                         Securities             All Other
        Name and Principal Position         Year        Salary          Bonus         Underlying Options     Compensation(1)
        ---------------------------         ---         ------          -----         ------------------     ---------------

William J. Fox                              2004    $   810,000     $     887,355              --                 10,360
   President, Chief Executive Officer,      2003        788,175           491,217              --                 11,091
      Chairman of the Board and             2002        775,000         1,190,724              --                  8,545
      Director

Kenneth A. Budde                            2004        230,000           143,635              --                  8,000
   Senior Vice President, Chief             2003        220,500            90,074            8,000                 8,000
      Financial Officer and Secretary       2002        210,000           121,653              --                  6,800

A. Bruce Prashker                           2004        230,000           119,324              --                  8,000
   Senior Vice President and Assistant      2003        215,300            75,000              --                  8,000
      Secretary                             2002        205,000            77,613              --                  6,800



(1) Represents amounts contributed on behalf of the named executive to 401(k) retirement savings plan and amounts paid for supplemental life insurance premiums.


Option Grants in Last Fiscal Year


     There were no stock options granted during fiscal 2004 to any of the named executive officers.

Fiscal Year End Option Values

     The following table sets forth information about the number and value of options to purchase AHC common stock held by the named executive officers as of June 30, 2004. The values of the in-the-money options have been calculated on the basis of $100 per share fair market value of our common stock as of that date less the applicable exercise price.



                             Year End Option Values

                                             Number of securities
                                            underlying unexercised           Value of unexercised in-the-
                                           options at June 30, 2004        money options at June 30, 2004
                                           ------------------------        ------------------------------


                 Name                    Exercisable    Unexercisable        Exercisable    Unexercisable
                 ----                    -----------    -------------        -----------    -------------

William J. Fox                                8,880           --                  --               --
   President, Chief Executive Officer,
   Chairman of the Board and Director

Kenneth A. Budde                              1,640           40                  --               --
   Senior Vice President, Chief
   Financial Officer and Secretary

A. Bruce Prashker                               500           --                  --               --
   Senior Vice President and Assistant
   Secretary




Equity-Based Compensation

     AHC adopted the 1998 Stock Option Plan for employees and directors of AHC and any parent or subsidiary of AHC. The objectives of the option plan are (1) to retain the services of persons holding key positions and to secure the services of persons capable of filling such positions and (2) to provide persons responsible for the future growth of AHC an opportunity to acquire a proprietary interest in our Company and thus create in such key employees an increased interest in and a greater concern for the welfare of our Company.

     The option plan authorizes the issuance of options to acquire up to 16,500 shares of common stock of AHC. The option plan is administered by the Board of Directors of AHC or a compensation committee to be designated by the Board of Directors of AHC. Pursuant to the option plan, AHC may grant options, including options that become exercisable as performance standards determined by the committee are met, to key employees and directors of AHC and any parent or subsidiary corporation. The terms of any grant will be determined by the committee and set forth in a separate grant agreement. The exercise price will be at least equal to the fair market value per share of AHC common stock on the date of grant, provided that the exercise price shall not be less than $100 per share. Options may be exercisable for up to ten years. The committee has the right to accelerate the right to exercise any option granted under the option plan without effecting the expiration date thereof. Upon the occurrence of a change in control

(as defined in the option plan) of AHC, each option may, at the discretion of the committee, be terminated upon notice to the holder and each such holder will receive, in respect of each share of AHC common stock for which such option is then exercisable, an amount equal to the excess of the then fair market value of such share of AHC common stock over the per share exercise price.

     AHC did not grant any options for shares of capital stock in fiscal 2004 and no options for shares of capital stock of AHC were exercised in fiscal 2004.

     In connection with the Fusion Merger, each AHC Stock Option, granted under the Option Plan, outstanding shall be cancelled and extinguished and no consideration will be paid thereon.

Employment Agreements

Fox Agreement

     On January 27, 1999, William J. Fox entered into an employment agreement with us effective February 1, 1999, which was amended effective July 1, 2001. The agreement initially ended on February 1, 2002, the third anniversary of the effective date, subject to extension for one additional day each day after February 1, 2000, unless either party provides notice not to extend. Accordingly, as of August 1, 2004 the agreement ends on August 1, 2006.

     Mr. Fox's base salary is $850,500, and he is eligible to receive a performance-based bonus of between 50% to 100% or between 100% to 200% of his base salary upon achievement of targeted goals, and other incentive payments.

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

Budde Agreement

     Mr. Budde is presently retained as chief financial officer pursuant to an employment agreement that provides for an annual base salary of $239,775 and he is eligible to receive a performance-based bonus of 60% of his base salary upon achievement of targeted goals and up to 100% of his base salary for higher performance. The term of the employment agreement with Mr. Budde, which expires on June 30, 2005, automatically renews for additional twelve-month terms, unless either party elects otherwise. If Mr. Budde is terminated by us without cause or if we elect not to renew Mr. Budde's employment, we will pay Mr. Budde an amount equal to his base salary over a twelve-month period following the date of termination.

Prashker Agreement

     Mr. Prashker is presently retained as senior vice president at an annual salary base of $241,500. Mr. Prashker has a salary continuation agreement, whereby, if Mr. Prashker is terminated by us without cause within one year of a change of control, Mr. Prashker is entitled to an amount equal to his base salary over a twelve-month period following the date of termination.

Compensation Committee Interlocks and Insider Participation

     None of AHC, Holding or AKI had a compensation committee during fiscal 2004. Members of our executive committee of our board of directors, other than Mr. Fox, participated in deliberations regarding compensation to be paid to Mr. Fox. Mr. Fox determined the compensation to be paid to other executive officers, in consultation with the executive committee of our board of directors.

Report of the Executive Committee of the Board of Directors on Executive Compensation

     The  following  is a report  of the  executive  committee  of the  board of directors, which functions as the compensation committee, describing the compensation policies applicable to our executive officers during the fiscal year ended June 30, 2004. The committee is responsible for establishing and monitoring our general compensation policies and compensation plans, as well as the specific compensation levels for executive officers. It also makes determinations concerning the granting of awards under our stock plans.

     For the fiscal year ended June 30, 2004, the process utilized by the committee in determining executive compensation levels was based on performance related results, contract increases to consumer price index and the subjective judgment of the committee. Among the factors considered by the committee were the recommendations of the chief executive officer with respect to the compensation of our key executive officers. However, the committee made the final compensation decisions concerning those officers.

General Compensation Policy

     Our compensation policy is designated to attract and retain qualified key executives critical to our growth and long-term success. It is the objective of the committee to have a portion of each executive's compensation contingent upon our financial performance as well as upon the individual's personal performance. Accordingly, each executive officer's compensation package is comprised of three elements: (1) base salary which reflects individual performance and expertise,
(2) variable bonus award payable in cash and tie to the achievement of certain performance goals that the board establishes from time to time and (3) long-term stock-based incentive award which is designed to strengthen the mutuality of interests between such executive officer and our stockholders.

     The summary below describes in more detail the factors which we consider in establishing each of the three primary components of the compensation package provided to the executive officers.

Base Salary

     The level of base salary is established primarily on the basis of the individual's qualifications and relevant experience, the strategic goals for which he or she has responsibility, the compensation levels at companies which compete with us for business and executive talent and the incentives necessary to attract and retain qualified management. Base salary may be adjusted each year to take into account the individual's performance and to maintain a competitive salary structure.

Cash-Based Incentive Compensation

     Cash bonuses are awarded to executive officers based upon a performance based plan measured by their success in achieving designated individual goals and our success in achieving specific Company-wide EBITDA goals.

Long-Term Incentive Compensation

     We have utilized our stock option plan to provide executives and other key employees with incentives to maximize long-term shareholder value. Awards under this plan take the form of stock options designed to give the recipient a significant equity stake in our Company and thereby closely align his or her interests with those of our stockholders. Factors considered in making such awards include the individual's position, his or her performance and responsibilities as well as industry practices and standards. Long-term incentives granted in prior years and existing level of stock ownership are also taken into consideration.

     Each option grant allows the executive officer to acquire shares of common stock at a fixed price per share (the greater of the fair market value on the date of grant or $100) over a specified period of time (up to ten years). The number of awards granted to individual executives is based on demonstrated performance and independent survey data reflecting competitive market practice. Accordingly, the award grant will provide a return to the executive officer only if he or she remains in our service, and then only if the market price of the common stock appreciates over the award term.

Compensation of the Chief Executive Officer

     William Fox was appointed our chief executive officer in January 1999. The committee determined Mr. Fox's base salary after evaluating a number of factors, including Mr. Fox's then current salary, salaries of chief executive officers of other companies of similar size in the industry and Mr. Fox's performance in general. Mr. Fox's base salary in 2004 rose to $810,000 from $788,715 in 2003. We paid Mr. Fox a cash bonus of $887,355 for fiscal 2004, in comparison to a cash bonus of $491,217 for fiscal 2003.

Deductibility of Executive Compensation

     The committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the chief executive officer and four other most highly compensated executive officers, respectively, unless such compensation meets the requirements for the "performance-based" exception to Section 162(m). It is the committee's policy to qualify, to the extent reasonable, our executive officers' compensation for deductibility under applicable tax law. However, we may from time to time pay compensation to our executive officers that may not be deductible.

Executive Committee of the Board of Directors,

David Wittels
David Durkin
William Fox (with respect to matters other than Chief Executive Officer
             Compensation)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     All of AKI's issued and outstanding capital stock is owned by Holding. All of Holding's issued and outstanding capital stock is owned by AHC. The following table sets forth certain information as of August 13, 2004 with respect to the beneficial ownership of AHC common stock by (1) owners of more than 5% of such AHC common stock, (2) each director and named executive officer of Holding and
(3) all directors and executive officers of Holding, as a group.



                                                                                     Shares           Percentage of
                                                                                  Beneficially        Outstanding AHC
                               Beneficial Owner                                      Owned             Common Stock
                               ----------------                                      -----             ------------

DLJ Merchant Banking Partners, II, L.P. and affiliated entities (1)                 159,211.11             98.8%
William J. Fox (2)                                                                    8,880.00              5.2%
Hugh R. Kirkpatrick (2)                                                                  50.00                *
David A. Durkin (3)                                                                          -                -
David M. Wittels (4)                                                                         -                -
Douglas B. Fox                                                                               -                -
Kenneth A. Budde (2)                                                                  1,640.00              1.0%
A. Bruce Prashker (2)                                                                   500.00                *
All directors and executive officers as a group (2)                                  11,070.00              6.4%
-------------




     *    Less than one percent.

     (1) Consists of shares held directly by the following affiliated investors: DLJ Merchant Banking Partners II, L.P.; DLJ Merchant Banking Partners II-A, LP ("DLJMBII-A); DLJ Offshore Partners II, C.V. ("Offshore Partners II"); DLJ Diversified Partners, L.P. ("Diversified Partners"); DLJ Diversified Partners-A, L.P ("Diversified Partners-A"); DLJMB Funding II, Inc. ("DLJ Funding II"); DLJ Millennium Partners, L.P. ("Millennium Partners"); DLJ Millennium Partners-A, L.P, ("Millennium Partners-A"); DLJ EAB Partners, L.P ("EAB Partners"); UK Investment Plan 1997 Partners ("UK Partners"); and DLJ First ESC L.P ("First ESC"). The address of each of DLJMBII, DLJMBII-A, Diversified Partners, Diversified Partners-A, DLJ Funding II, Scratch & Sniff, Millennium Partners, Millennium Partners-A, EAB Partners and First ESC is Eleven Madison Avenue, New York, New York 10010. The address of Offshore Partners II is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles. The address of UK Partners is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067. Does not include 18,000 shares of AHC Common Stock held directly by the Scratch & Sniff Funding, Inc., an affiliate of DLJMBII.

     (2) Includes shares of common stock issuable upon the exercise of stock options exercisable within 60 days of August 5, 2004.

     (3) Mr. Durkin is an officer of DLJ Merchant Banking, an affiliate of DLJMBII. Share data shown for such individuals excludes shares shown as held by DLJMBII or its affiliates, as to which such individuals disclaim beneficial ownership. The address of Mr. Durkin is Eleven Madison Avenue, New York, New York 10010.

     (4) Mr. Wittels was an officer of DLJ Merchant Banking an affiliate of DLJMBII.


Equity Compensation Plan Information

     The table below sets forth information relating to our compensation plans as of June 30, 2004:



                                                                                              Number of securities
                                                                                               remaining available
                                       Number of securities                                    for future issuance
                                         to be issued upon           Weighted-average             under equity
                                            exercises of            exercise price of          compensation plans
                                        outstanding options,       outstanding options,       (excluding securities
                                        warrants and rights        warrants and rights        reflected in column(a))
           Plan Category                        (a)                        (b)                         (c)
------------------------------------ -------------------------- --------------------------- --------------------------

1998 Stock Option Plan............             15,272.50              $     100                        1,227.50
Total.............................             15,272.50                    100                        1,227.50




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Transactions with DLJMBII and their Affiliates

     Mr. Durkin, who is a director of AKI and an officer and director of Holding and AHC, is an officer of DLJ Merchant Banking. Mr. Wittels, who is a director of AKI and an officer and director of Holding and AHC, was an officer of DLJ Merchant Banking. DLJ Merchant Banking, together with DLJMBII, beneficially own, in the aggregate, approximately 98.8% of the outstanding common stock of AHC.

     Pursuant to an agreement between Credit Suisse First Boston Corporation ("CSFB") and AHC, CSFB receives an annual fee of $400,000 ($250,000 for the year ended December 31, 2002) for acting as the exclusive financial and investment banking advisor until December 31, 2004. This agreement will be extended automatically for successive terms of one year unless otherwise terminated by either party within 60 days prior to its expiration. Our Company has agreed to indemnify CSFB in connection with its actions as our financial advisor.

     In connection with the execution of the Fusion Merger Agreement, AHC entered into a financial advisory fee agreement with DLJMBII pursuant to which AHC agreed to pay DLJMBII a financial advisory fee of $2,000,000.

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

     DLJMBII is entitled to demand and piggy back registration rights with regard to the shares of capital stock of AHC that it owns.

Stockholder Note

     Our Company has a promissory note payable to AHC which allows us to borrow up to $10 million at such interest rates and maturity dates as agreed upon by our Company and AHC. Interest paid to AHC in connection with the promissory note totaled approximately $21,000, $21,000 and $14,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Fusion Merger Agreement

     On July 21, 2004, AHC entered into the Fusion Merger Agreement with Fusion, a newly-formed entity owned by investment funds managed by KKR, and AHC Merger, a wholly-owned subsidiary of Fusion formed for the purpose of effecting the Fusion Merger, pursuant to which AHC Merger will merger with and into AHC such that AHC will be the surviving corporation in the Fusion Merger and, at the effective time of the Fusion Merger, Fusion will contribute AHC to JHC in exchange for capital stock of JHC. JHC is controlled by DLJ Merchant Banking III, L.P. and certain of its affiliated funds, each of which is affiliated with DLJ Merchant Banking Partners II, Inc. and DLJMBII.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     We retained PricewaterhouseCoopers LLP ("PwC") to audit our consolidated financial statements for fiscal 2004. We understand the need for PwC to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of PwC, our board of directors has restricted the non-audit services that PwC may provide to us primarily to tax services and audit related services and determined that we would obtain non-audit services from PwC only when the services offered by

PwC are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the board of directors effective June 30, 2002.

     The board has also adopted policies and procedures for pre-approving all non-audit work performed by PwC after July 1, 2003. Specifically, the board pre-approved the use of PwC for the following categories of non-audit service: merger and acquisition due diligence and audit services; tax services; internal control reviews; employee benefit plan audits; and reviews and procedures that our Company requests PwC to undertake to provide assurances on matters not required by laws or regulations.

     The following summary discloses all of the fees billed by PwC during fiscal 2004 and fiscal 2003 for the following services (dollars in thousands):

                                            2004                      2003
                                            ----                      ----

    Audit fees...................      $       142                $       144
    Audit-related fees...........                -                          1
    Tax fees.....................              148                        178
                                       -----------                -----------

    Total........................      $       290                $       323
                                       ===========                ===========


     In the above table, in accordance with new SEC definitions and rules, "audit fees" are fees our Company paid PwC for professional services for the audit of our consolidated financial statements, included in Form 10-K and review of financial statements included in Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees billed by PwC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; "tax fees" are fees for tax compliance, tax advice, and tax planning; and "all other fees" are fees billed by PwC to us for any services not included in the first three categories.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of the report.

          1. Financial Statements.

             The financial statements listed on the accompanying index to such financial statements are filed as part of this report.

          2. Financial Statement Schedules.

             The following consolidated financial statement schedule is included herein:

             Schedule II - Valuation and qualifying accounts

     (b) Reports on Form 8-K

          On July 23, 2004, we filed a Current Report on Form 8-K, including a press release announcing the execution of the Agreement and Plan of Merger with Fusion Acquisition LLC.

          On August 20, 2004, we filed a Current Report on Form 8-K, including a press release announcing the Tender Offer and Consent Solicitation for our 10 1/2% Senior Notes.

     (c) Exhibits and Exhibit Index


          2.1 Agreement and Plan of Merger dated as of July 21, 2004 among Fusion Acquisition LLC, AHC Merger, Inc. and AHC I Acquisition Corp.
          3.1   Certificate of Incorporation of Holding. (1)
          3.2   Certificate of Incorporation of AKI. (2)
          3.3   Bylaws of Holding. (1)
          3.4   Bylaws of AKI. (2)
          4.1 Indenture dated as of June 25, 1998 between Holding and State Street Bank and Trust Company, as Trustee. (1)
          4.2 Indenture dated as of June 25, 1998 between AKI and IBJ Schroder Trust Company, as Trustee. (2)
          4.3 Form of 13 1/2% Senior Discount Debentures due July 1, 2009 (included in Exhibit 4.1).
          4.4 Form of 10 1/2% Senior Discount Notes due July 1, 2008 (included in Exhibit 4.2).
          10.1 Registration Rights Agreement of Holding, dated as of June 25, 1998 between Holding and DLJMBII. (1)

          10.2 Registration Rights Agreement of AKI, dated as of June 25, 1998, between AKI and DLJMBII. (2)
          10.3  AHC Stock Option Plan. (1)
          10.4 Employment Agreement dated as of February 1, 1999 between Holding and William J. Fox. (3) +
          10.5 Amendment to Employment Agreement dated as of September 17, 2001 between Holding and William J. Fox. (4) +
          10.6  Salary  Continuation   Agreement dated  as  of  October 1,  2001
                between Arcade Marketing, Inc. and Bruce Prashker. (5) +
          10.7  Employment  Agreement  dated as of July 1, 2000  between Holding and Kenneth A. Budde. (6) +
          10.8 Amended and Restated Credit Agreement dated as of December 8, 2001 between the Company and Heller Financial, Inc. (7)
          10.9 Financial Advisory Agreement dated as of December 12, 1997 between AHC and DLJ. (1)
          10.10 Assignment, dated April 27, 2004 from Credit Suisse First Boston LLC to DLJ Merchant Banking II, Inc. of the Financial Advisory Agreement dated December 12, 1997.
          10.11 Financial Advisory Fee Letter Agreement, dated July 20, 2004 by and between AHC I Acquisition Corp. and DLJ Merchant Banking II, Inc.
          12.1  Computation of Ratio of Earnings to Fixed Charges. *
          21.1  Subsidiaries of Holding. *
          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

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

          (4) Incorporated by reference from Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 18, 2001.

          (5) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2001.

          (6) Incorporated by reference from Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2000.

          (7) Incorporated by reference from Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2001.

          *    Filed herewith

          +    Compensatory Contract

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AKI, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of August, 2004.

                                        AKI, INC.

                                        (Registrant)


                                        By: /S/ William J. Fox
                                            ----------------------------------
                                            William J. Fox
                                            President, Chief Executive Officer
                                            and Chairman

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 31st day of August, 2004.

          SIGNATURE                                 TITLE
          ---------                                 -----

/S/ William J. Fox                        President, Chief Executive Officer,
------------------------------------      Chairman and Director (Principal
William J. Fox                            Executive Officer)


/S/ Kenneth A. Budde                      Senior Vice President, Chief Financial
------------------------------------      Officer and Secretary (Principal
Kenneth A. Budde                          Financial and Accounting Officer)


/S/ David A. Durkin                       Director
------------------------------------
David A. Durkin


/S/ Douglas B. Fox                        Director
------------------------------------
Douglas B. Fox


/S/ Hugh R. Kirkpatrick                   Director
------------------------------------
Hugh R. Kirkpatrick


/S/ David M. Wittels                      Director
------------------------------------
David M. Wittels

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     No annual report or proxy material has been or is expected to be sent to security holders of the registrants.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholder of AKI, Inc. and Subsidiaries

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholder's equity and cash flows and the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the financial position of AKI, Inc. and Subsidiaries at June 30, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of FASB Statement No. 142 "Goodwill and Other Intangible Assets" in fiscal 2003.



PricewaterhouseCoopers LLP
Knoxville, Tennessee
August 4, 2004

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except share and per share information)



                                                                                           June 30,
                                                                                ------------------------------
                                                                                   2004                2003
                                                                                   ----                ----

ASSETS
Current assets
Cash and cash equivalents..............................................         $    1,369          $    1,470
Accounts receivable, net...............................................             22,169              20,267
Inventory, net.........................................................              9,810               7,265
Income tax receivable..................................................                  -               1,011
Prepaid expenses.......................................................                812                 671
Deferred income taxes..................................................              1,004                 808
                                                                                ----------          ----------
      Total current assets.............................................             35,164              31,492

Property, plant and equipment, net.....................................             12,539              16,584
Goodwill, net .........................................................            152,438             152,994
Other intangible assets, net...........................................              9,514              11,307
Deferred charges, net..................................................              2,400               3,032
Other assets...........................................................                148                 138
                                                                                ----------          ----------
      Total assets.....................................................         $  212,203          $  215,547
                                                                                ==========          ==========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of long-term debt......................................         $        -          $    1,875
Accounts payable, trade................................................              7,187               5,444
Accrued income taxes...................................................                573                   -
Accrued compensation...................................................              5,079               4,333
Accrued interest.......................................................              5,464               5,502
Accrued expenses.......................................................              4,218               3,661
                                                                                ----------          ----------
      Total current liabilities........................................             22,521              20,815

Revolving credit line..................................................              1,500              10,000
Term loan..............................................................                  -               6,250
Senior notes...........................................................            103,510             103,510
Deferred income taxes..................................................                136               1,142
Other non-current liabilities..........................................                311               1,740
                                                                                ----------          ----------
      Total liabilities................................................            127,978             143,457

Commitments and contingencies

Stockholder's equity
Common stock, $0.01 par, 100,000 shares authorized; 1,000
    shares issued and outstanding......................................                  -                   -
Additional paid-in capital.............................................             85,667              82,512
Retained earnings .....................................................             13,249               4,873
Accumulated other comprehensive income.................................              1,039                 435
Carryover basis adjustment.............................................            (15,730)            (15,730)
                                                                                ----------          ----------
      Total stockholder's equity.......................................             84,225              72,090
                                                                                ----------          ----------

      Total liabilities and stockholder's equity.......................         $  212,203          $  215,547
                                                                                ==========          ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)



                                                                                      Year Ended June 30,
                                                                           ----------------------------------------
                                                                              2004           2003           2002
                                                                              ----           ----           ----

Net sales.....................................................             $ 133,372      $ 115,308       $ 120,893
Cost of goods sold............................................                85,770         73,883          73,888
                                                                           ---------      ---------       ---------

   Gross profit...............................................                47,602         41,425          47,005

Selling, general and administrative expenses..................                20,795         17,971          18,943
Amortization of goodwill......................................                     -              -           4,806
Amortization of other intangible assets.......................                 1,143          1,143           1,645
Gain from settlement of purchase price dispute, net...........                     -              -            (992)
                                                                           ---------      ---------       ---------

   Income from operations.....................................                25,664         22,311          22,603

Other expenses (income):
   Interest expense...........................................                12,575         12,674          12,528
   Management fees to affiliate...............................                   400            325             250
   (Gain) loss from sale and disposal of fixed assets.........                  (105)            33               -
                                                                           ---------      ---------       ---------

     Income before income taxes...............................                12,794          9,279           9,825

Income tax expense ...........................................                 4,418          3,446           5,674
                                                                           ---------      ---------       ---------

       Net income.............................................             $   8,376      $   5,833       $   4,151
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



                                                                                     Accumulated
                                                                       Retained         Other       Accumulated
                                                       Additional      Earnings     Comprehensive     Carryover
                                        Common Stock     Paid-in     (Accumulated       Income         Basis
                                       Shares  Amount    Capital        Deficit)        (Loss)       Adjustment      Total
                                       ------  ------    -------        --------        ------       ----------      -----

Balances, June 30, 2001..............   1,000  $    -   $ 107,348      $  (5,111)     $    (837)    $   (15,730)    $  85,670
Distribution to AKI Holding Corp.....       -       -      (6,805)             -              -               -        (6,805)
Net income...........................       -       -           -          4,151              -               -         4,151
Other comprehensive income:
   Foreign currency translation
     adjustment......................       -       -           -              -            391               -           391
                                                                                                                    ---------
Comprehensive income.................                                                                                   4,542
                                        -----  ------   ---------      ---------      ---------     -----------     ---------

Balances, June 30, 2002..............   1,000       -     100,543           (960)          (446)        (15,730)       83,407

Distribution to AKI Holding Corp.....       -       -     (18,031)             -              -               -       (18,031)
Net income...........................       -       -           -          5,833              -               -         5,833
Other comprehensive income:
   Foreign currency translation
     adjustment......................       -       -           -              -            881               -           881
                                                                                                                    ---------
Comprehensive income.................                                                                                   6,714
                                        -----  ------   ---------      ---------      ---------     -----------     ---------

Balances, June 30, 2003..............   1,000       -      82,512          4,873            435         (15,730)       72,090

Capital contribution from
   AKI Holding Corp..................       -       -       3,155              -              -               -         3,155
Net income...........................       -       -           -          8,376              -               -         8,376
Other comprehensive income:
   Foreign currency translation
     adjustment......................       -       -           -              -            604               -           604
                                                                                                                    ---------
Comprehensive income.................                                                                                   8,980
                                        -----  ------   ---------      ---------      ---------     -----------     ---------

Balances, June 30, 2004..............   1,000  $    -   $  85,667      $  13,249      $   1,039     $   (15,730)    $  84,225
                                        =====  ======   =========      =========      =========     ===========     =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                                 Year Ended June 30,
                                                                                    ---------------------------------------------
                                                                                       2004              2003             2002
                                                                                       ----              ----             ----

   Cash flows from operating activities:
     Net income.............................................................        $   8,376         $   5,833         $   4,151
     Adjustment to reconcile net income to net cash provided by operating activities:
         Depreciation ......................................................            5,159             5,377             5,197
         Amortization of goodwill and other intangibles.....................            1,952             1,954             6,899
         Amortization of loan closing costs.................................              659               605               617
         Deferred income taxes..............................................           (1,202)               80            (1,333)
         Gain from sale and disposal of equipment...........................             (105)                -                 -
         Other..............................................................             (279)              592               472
         Changes in operating assets and liabilities:
           Accounts receivable..............................................           (1,902)            3,270            (3,177)
           Inventory........................................................           (2,545)              749               690
           Prepaid expenses, deferred charges and other assets..............             (141)               (4)             (131)
           Accounts payable and accrued expenses............................            3,008            (1,177)             (118)
           Income taxes.....................................................            1,584            (3,064)              530
                                                                                    ---------         ---------         ---------

         Net cash provided by operating activities..........................           14,564            14,215            13,797
                                                                                    ---------         ---------         ---------

   Cash flows from investing activities:
     Purchases of equipment.................................................           (1,349)           (2,345)           (1,338)
     Proceeds from sale of equipment........................................              340                 -                 -
     Payments for acquisitions, net of cash acquired........................                -                 -           (19,422)
     Patents................................................................             (159)             (119)              (79)
                                                                                    ---------         ---------         ---------

         Net cash used in investing activities..............................           (1,168)           (2,464)          (20,839)
                                                                                    ---------         ---------         ---------

   Cash flows from financing activities:
     Payments under capital leases for equipment............................                -                 -              (503)
     Net proceeds (repayments) on revolving loan............................           (8,500)            7,250             2,750
     Proceeds (repayments) on term loan, net of repayment of $500 in 2002...           (8,125)           (1,375)            9,500
     Payments of loan closing costs.........................................              (27)               -               (679)
     Distribution to parent.................................................                 -          (18,031)           (6,805)
     Capital contribution from parent.......................................             3,155                -                 -
                                                                                    ----------        ---------         ---------

         Net cash provided by (used in) financing activities................           (13,497)         (12,156)            4,263
                                                                                    ----------        ---------         ---------

   Net decrease in cash and cash equivalents................................              (101)            (405)           (2,779)
   Cash and cash equivalents, beginning of period...........................             1,470            1,875             4,654
                                                                                    ----------        ---------         ---------
   Cash and cash equivalents, end of period.................................         $   1,369        $   1,470         $   1,875
                                                                                     =========        =========         =========

   Supplemental information:
     Cash paid during the period for:
       Interest to stockholder..............................................         $      21        $      21         $      14
       Interest, other......................................................            11,831           11,950            11,600
       Income taxes.........................................................             4,407            6,616             6,857




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

          Unless otherwise indicated, all references to years refer to AKI's fiscal year, which ends on June 30.

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

          Three customers accounted for 41.9% (16.3%, 15.5% and 10.1%) of net sales during the year ended June 30, 2004. Two customers accounted for 29.7% (15.0% and 14.7%) and 31.3% (18.4% and 12.9%) of net sales during the years ended June 30, 2003 and June 30, 2002, respectively.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Concentration of Purchasing

          Products accounting for a significant portion of the Company's net sales utilize specific grades of paper that are produced exclusively for the Company by one domestic supplier or specific component materials that are sourced from one qualified supplier. The Company does not have purchase agreements with its suppliers. The Company's products can be manufactured using other grades of paper; however, the Company believes the specific grades of paper utilized by the Company provide the Company with an advantage over its competitors. The Company is currently researching methods of replicating the advantages of these specific grades of paper with other grades of paper available from multiple suppliers and alternative component materials from multiple suppliers. Until such methods are developed or alternative sources located, a loss of supply of these specific grades of paper and the resulting competitive advantage could cause a possible loss of sales, which could adversely affect operating results.

     Revenue Recognition and Accounts Receivable

          Products are produced to customer specifications based on purchase orders or signed quotations which include agreed upon pricing. Product sales, net of estimated discounts and rebates, are recognized at the time title and risk of ownership transfers upon delivery to the customer. Products are shipped F.O.B. shipping point and are not subject to any contractual right of return provisions. The Company provides for allowances for doubtful accounts based on its assessment of balances on a specific basis as well as historical costs.

     Shipping and Handling Costs

          The costs associated with shipping and handling are included as a component of cost of goods sold.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Goodwill

          The aggregate purchase price of business acquisitions was allocated to the assets and liabilities of the acquired companies based on their respective fair values as of the acquisition dates. Goodwill represents the excess purchase price paid over the fair value of net identifiable assets acquired. The cost and accumulated amortization of goodwill was $172,597 and $20,159 at June 30, 2004 and $173,153 and $20,159 at June 30, 2003,
     respectively. In accordance with SFAS 142 goodwill is no longer being amortized effective July 1, 2003. The following pro forma amounts reflect goodwill amortization and net income had SFAS 142 been implemented at the beginning of fiscal 2002:

                                          2004          2003          2002
                                          ----          ----          ----

        Net income as reported.......  $   8,376     $   5,833     $   4,151
        Goodwill amortization........          -             -         4,806
                                       ---------     ---------     ---------

        Pro forma net income.........  $   8,376     $   5,833     $   8,957
                                       =========     =========     =========

          Management annually tests the carrying value of its goodwill and other long-lived assets which have resulted in no impairment.

     Stock Based Compensation

          The Company has elected to account for its stock based compensation with employees under the intrinsic value method set forth in APB 25 as permitted under SFAS 123. Under the intrinsic value method, because the stock price of the Company's employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized. If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by SFAS 123, the net income for the years ended June 30, 2004, 2003 and 2002 would have been as follows:

                                                2004         2003         2002
                                                ----         ----         ----

        Net income as reported............   $   8,376    $   5,833    $   4,151
        Stock based compensation expense..          31           35          105
                                             ---------    ---------    ---------

        Pro forma net income..............   $   8,345    $   5,798    $   4,046
                                             =========    =========    =========

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Other Intangible Assets

          Other intangible assets include patents, customer lists, covenants not to compete and other intangible assets and are being amortized over their estimated lives using the straight-line method. The following table details the components of other intangible assets:


                                                                      June 30,
                                 ------------------------------------------------------------------------------------
                                                  2004                                        2003
                                 ----------------------------------------    ----------------------------------------
                                              Accumulated                                  Accumulated
                                   Costs      Amortization       Net            Costs      Amortization      Net
                                   -----      ------------       ---            -----      ------------      ---

    Patents...................    $  8,592     $   2,096      $   6,496       $  8,433      $   1,286      $   7,147
    Customer lists............       7,289         4,373          2,916          7,289          3,645          3,644
    Covenants not to compete..       1,375         1,285             90          1,375          1,010            365
    Other.....................         694           682             12            694            543            151
                                  --------     ---------      ---------       --------      ---------      ---------
                                  $ 17,950     $   8,436      $   9,514       $ 17,791      $   6,484      $  11,307
                                 =========     =========      =========      =========      =========      =========



          Future amortization of other intangible assets is as follows:

                    2005.................... $   1,603
                    2006....................     1,563
                    2007....................     1,551
                    2008....................     1,537
                    2009....................       809
                    Thereafter..............     2,451
                                             ---------
                                             $   9,514
                                             =========


     Fair Value of Financial Instruments

          SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," requires the disclosure of the fair value of financial instruments, for assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The fair value of the Company's Senior Notes, as determined from quoted market prices, was $106,357 at June 30, 2004, compared to a carrying value of $103,510. The carrying value of all other financial instruments approximated fair value at June 30, 2004.

     Foreign Currency Transactions

          Gains and (losses) on foreign currency transactions have been included in the determination of net income in accordance with SFAS No. 52, "Foreign Currency Translation." Foreign currency gains and (losses) amounted to ($84), ($44) and $301 for the years ended June 30, 2004, 2003 and 2002, respectively.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Research and Development Expenses

          Research and development expenditures consist of salaries and benefits, occupancy costs, and test materials and related production costs, and are charged to selling, general and administrative expenses in the period incurred. Research and development expenses totaled $2,244, $2,137 and $2,061 for the years ended June 30, 2004, 2003 and 2002, respectively.

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

     Recently Issued Accounting Standards

          FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and was applied at the beginning of our 2003 fiscal year. The adoption of SFAS 142 eliminated the amortization of goodwill, approximately $4,800 in fiscal 2002, while requiring annual tests for impairment of goodwill. The Company completed its initial and its annual tests of the carrying value of goodwill all of which resulted in no impairment.

          FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of obligations undertaken in issuing the guarantee. The disclosure requirements are effective for quarters ending after December 15, 2002 and the liability recognition is

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     in effect for guarantees initiated after December 31, 2002. Provisions of this statement did not have a material impact on the Company's reported results of operations, financial positions or cash flows.

          FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued in January 2003. FIN 46 requires an investor with a majority of the variable interest in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investor does not have a controlling interest, or the equity investment risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. Provisions of this interpretation did not have any material impact on the Company's reported results of operations, financial position or cash flows.

          FASB Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") was issued in May 2003. SFAS 150 establishes guidance for how certain financial instruments with characteristics of both liabilities and equity are classified and requires that a financial instrument that is within its scope be classified as a liability (or as an asset in some circumstances). SFAS 150 is effective for fiscal years beginning after June 15, 2003. The Company has adopted SFAS 150 and it did not have a material impact on the Company's reported results of operations, financial position or cash flows.

3.   ACQUISITIONS

          On December 18, 2001, the Company acquired the business including certain assets and assumed certain liabilities of Color Prelude, Inc. ("CP") for $19,423 including direct acquisition costs of $540. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". The purchase price has been allocated to the assets and liabilities acquired using estimated fair values at the date of acquisition and resulted in assigning value to goodwill totaling $407 which is not amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". The following shows the allocation of the purchase price:


          Cash...........................................   $         1
          Other current assets...........................         5,680
          Property, plant and equipment..................         7,695
          Patents........................................         7,750
          Other intangible assets........................         1,069
          Goodwill.......................................           407
                                                            -----------
          Total allocation to assets.....................   $    22,602
                                                            ===========

          Current liabilities............................   $     3,179
                                                            ===========

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

          In April 2002 the Company settled a dispute with the former owners of RetCom Holdings Ltd. In connection with the settlement the Company received approximately $1,000 and has included this settlement amount net of related expenses in income from operations.

4.   ACCOUNTS RECEIVABLE

          The following table details the components of accounts receivable:

                                                               June 30,
                                                     -------------------------
                                                         2004           2003
                                                         ----           ----

         Trade accounts receivable................   $   22,600      $  20,633
         Allowance for doubtful accounts..........         (573)          (557)
                                                     ----------      ---------
                                                         22,027         20,076
         Other accounts receivable................          142            191
                                                     ----------      ---------

                                                     $   22,169      $  20,267
                                                     ==========      =========
5.       INVENTORY

          The following table details the components of inventory:

                                                               June 30,
                                                     --------------------------
                                                         2004           2003
                                                         ----           ----
         Raw materials
           Paper..................................   $    4,003      $   1,740
           Other raw materials.  .................        3,185          2,353
                                                     ----------      ---------
              Total raw materials.................        7,188          4,093
         Work in process..........................        3,517          3,857
         Reserve for obsolescence.................         (895)          (685)
                                                     ----------      ---------

         Total inventory..........................   $    9,810      $   7,265
                                                     ==========      =========

          The difference between the carrying value of paper inventory using the FIFO method as compared to the LIFO method was not significant at June 30, 2004 or June 30, 2003.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

6.   PROPERTY, PLANT AND EQUIPMENT

          The following table details the components of property, plant and equipment as well as their estimated useful lives:

                                            Estimated            June 30,
                                           Useful Lives      2004       2003
                                           ------------      ----       ----

       Land............................                   $    258    $    258
       Buildings.......................   7 - 15 years       3,174       2,999
       Leasehold improvements..........   1 -  3 years         754         717
       Machinery and equipment.........   5 -  7 years      32,009      33,240
       Furniture and fixtures..........   3 -  5 years       4,554       4,141
       Construction in progress........                        337          31
                                                          --------    --------
                                                            41,086      41,386
       Accumulated depreciation........                    (28,547)    (24,802)
                                                          --------    --------
                                                          $ 12,539    $ 16,584
                                                          ========    ========

          Depreciation expense amounted to $5,159, $5,377 and $5,197 for the years ended June 30, 2004, 2003 and 2002, respectively.

7.   CREDIT AGREEMENT

          On December 18, 2001, the Company amended and restated its Credit Agreement. The Credit Agreement provides for a $10,000 term loan which was to mature on December 31, 2006 with varying quarterly principal payments and, under certain circumstances, payments of "excess cash flow" as defined in the Credit Agreement. Interest on amounts borrowed accrued at a floating rate based upon either prime or LIBOR. The term loan was repaid in full in 2004.

          The Credit Agreement also provides for a revolving loan commitment up to a maximum of $20,000 and expires on December 31, 2006. Borrowings are limited to a borrowing base consisting of accounts receivable, inventory and property, plant and equipment which serve as collateral for the borrowings. As of June 30, 2004, the Company's borrowing base was approximately $26,024. Interest on amounts borrowed accrue at a floating rate based upon either prime or LIBOR (the weighted average interest rate on the outstanding balance under the revolving loan was 6.0% at June 30, 2004 and 2003). The weighted average interest rate on the outstanding balance under the revolving loan was 5.31%, 6.14% and 6.45% for the years ended June 30, 2004, 2003 and 2002, respectively.

          The Company is required to pay commitment fees on the unused portion of the revolving loan commitment at a rate of approximately 0.5% per annum. In addition, the Company is required to pay fees equal to 2.5% of the average daily outstanding amount of lender guarantees. The Company had $291 of lender guarantees outstanding at June 30, 2004. These fees totaled $68, $76 and $65 for the years ended June 30, 2004, 2003 and 2002, respectively. The Credit Agreement contains certain financial covenants and other restrictions including restrictions on additional indebtedness and restrictions on the payment of dividends.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

8.   LOANS PAYABLE TO AHC

          In May 2000, the Company signed a promissory note payable to AHC which allows the Company to borrow up to $10,000 at such interest rates and due as agreed upon by the Company and AHC. At June 30, 2004, no amount was outstanding under the promissory note. Interest paid to AHC in connection with the promissory note totaled $21, $21 and $14 for the years ended June 30, 2004, 2003 and 2002, respectively.

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

11.  COMMITMENTS AND CONTINGENCIES

     Raw Material Purchase Obligations

          The Company in the ordinary course of business issues purchase orders for raw materials with expected delivery ranging from one to three months. At June 30, 2004 outstanding purchase orders for raw materials totaled approximately $5.8 million.

     Operating Leases

          Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense was $1,468, $1,293 and $559 for the years ended June 30, 2004, 2003 and 2002, respectively. Future minimum lease payments under the leases are as follows:

                           2005.........  $     1,506
                           2006.........        1,502
                           2007.........        1,291
                           2008.........          756
                           2009.........          683
                           Thereafter...        1,728
                                          -----------
                                          $     7,466
                                          ===========

     Royalty Agreements

          Royalty agreements are maintained for certain technologies used in the manufacture of certain products. Under the terms of one royalty agreement, payments by the Company are required based on a percentage of net sales of those products manufactured with the specific technology, or a minimum of $500 per year adjusted for changes in the CPI. This agreement expires the earlier of (1) when a total of $11,800 in cumulative royalty payments has been paid or (2) December 31, 2004 unless renewed by the Company for successive one-year periods. The Company expensed $565, $669 and $500 under this agreement for the years ended June 30, 2004, 2003 and 2002, respectively. The Company has paid $7,294 in cumulative royalty payments under this agreement through June 30, 2004.

          Under the terms of another agreement, royalty payments are required based on the number of products sold that were manufactured with the specific licensed technology, or a minimum payment of $625 per year through the expiration of the agreement in 2012. The Company expensed $625 under this agreement for each of the three years ended June 30, 2004.

     Employee Agreements

          The Company has employment and salary continuation agreements with certain executive officers with terms through June 30, 2005 and 2006. Such agreements provide for base salaries totaling $1,332 per year. One officer has an incentive bonus of up to 200% of base salary which is payable if certain financial and management goals are attained and certain other incentive payments. The employment agreements also provide severance benefits of up to two years of base salary if the officers' services are terminated under certain conditions and one officer's agreement provides, in the event of termination resulting from a change of control,

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

11.  COMMITMENTS AND CONTINGENCIES (Continued)

     a severance benefit of two times his highest aggregate amount of base salary and bonus in any of the three calendar years prior to the date of change of control.

     Litigation

          The Beautiful Bouquet Company, Ltd. (the "Licensor") filed suit against the Company alleging breaches of a Patent and Know-How License
     agreement,  as  amended  (the  "License  Agreement").   Under  the  License
     Agreement, the Company licenses certain intellectual property related to one of the Company's products for which the Company is obligated to pay the Licensor a royalty based on sales of the product and a minimum annual royalty. The Licensor alleges the Company committed a number of breaches, including a breach of the License Agreement and a breach of fiduciary duty owed to the Licensor, and is seeking to recover unspecified amounts under the terms of the License Agreement and all amounts due it under the Company's unjust enrichment of the Licensor's intellectual property rights.

          The Company believes that it did not breach any provision of the License Agreement and intends to vigorously defend against its claims.

          The Company is a party to other litigation arising in the ordinary course of business, which in the opinion of management, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     Value Added Tax Assessment

          The French tax authorities have asserted that the Company's foreign subsidiary has failed to properly collect value added taxes ("VAT") from its French customers. The assertion is based on the classification of the Company's products as advertising services and not goods, which are taxed differently. The Company has historically collected VAT from its customers on the basis of selling goods which classification had previously been agreed to in audits by the French tax authorities. While the amount of uncollected VAT would be substantial if a change in classification of such goods is required, such amounts could be billable and input VAT to our customers and therefore reclaimable from the tax authorities. An estimate of this contingent loss, if any, for this asserted claim by the French tax authorities, is not possible at this time. The Company believes the range of such claim by the tax authorities, before considering reclaims available, is approximately $600 to $2,700.

     Printing Services Agreement

          In connection with the RetCom Holdings, Ltd. ("RetCom") acquisition, AKI entered into a Printing Services Agreement, which expires December 31, 2004, with a former shareholder of RetCom. The Printing Services Agreement requires annual purchases of printing services totaling $5,000 with a 15% charge on the amount of any shortfall. The present value of the costs related to the estimated shortfall over the life of the Printing Services Agreement was recorded as a liability in the RetCom purchase accounting. The liability balance at June 30, 2004 was approximately $857.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

 12. RETIREMENT PLANS

          A 401(k) defined contribution plan (the "Plan") is maintained for substantially all full-time salaried employees and certain non-union hourly employees. Applicable employees who have six months of service and have attained age 21 are eligible to participate in the Plan. Employees may elect to contribute a percentage of their earnings to the Plan in accordance with limits prescribed by law. The Company makes contributions to the Plan by matching a percentage of employee contributions. Costs associated with the Plan totaled $418, $424 and $323 for the years ended June 30, 2004, 2003 and 2002, respectively.

          Certain hourly employees are covered under a multiemployer defined benefit plan administered under a collective bargaining agreement. Costs (determined by union contract) under the defined benefit plan were $258, $245 and $221 for the years ended June 30, 2004, 2003 and 2002, respectively.

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

          For financial reporting purposes, income before income taxes includes the following components:

                                                    Year Ended June 30,
                                           -----------------------------------
                                              2004         2003         2002
                                              ----         ----         ----

         Income before income taxes:
              United States............    $  10,390    $   7,578    $   7,683
              Foreign..................        2,404        1,701        2,142
                                           ---------    ---------    ---------

                                           $  12,794    $   9,279    $   9,825
                                           =========    =========    =========


          Significant components of the provision (benefit) for income taxes are as follows:

                                                    Year Ended June 30,
                                           -----------------------------------
                                              2004         2003         2002
                                              ----         ----         ----

         Current expense:
           Federal.....................    $   4,205    $   2,408    $   5,003
           Foreign.....................          867          613        1,042
           State.......................          548          345          962
                                           ---------    ---------    ---------
                                               5,620        3,366        7,007
                                           ---------    ---------    ---------

         Deferred expense (benefit):
           Federal.....................       (1,013)          42       (1,247)
           Foreign.....................            -            -            -
           State.......................         (189)          38          (86)
                                           ---------    ---------    ---------
                                              (1,202)          80       (1,333)
                                           ---------    ---------    ---------

                                           $   4,418    $   3,446    $   5,674
                                           =========    =========    =========

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

13.  INCOME TAXES (Continued)

          The significant components of deferred tax assets and (liabilities) at June 30, 2004 and 2003, were as follows:


                                                                               June 30,
                                                     -----------------------------------------------------------
                                                                2004                             2003
                                                     ---------------------------      --------------------------
                                                     Current          Noncurrent      Current         Noncurrent
                                                     -------          ----------      -------         ----------

         Deferred income tax assets:
             Accrued expenses.....................   $     450        $        -      $     376       $        -
             Allowance for doubtful accounts......         219                 -            213                -
             Reserve for inventory obsolescence...         335                 -            219                -
             Amortization of intangibles..........           -             1,136              -              879
                                                     ---------        ----------      ---------       ----------
                                                         1,004             1,136            808              879
         Deferred income tax liability:
             Property, plant and equipment........           -            (1,272)             -           (2,021)
                                                     ---------        ----------      ---------       ----------

               Deferred tax assets (liabilities)..   $   1,004        $     (136)     $     808       $   (1,142)
                                                     =========        ==========      =========       ==========


          The income tax provision recognized by the Company for the years ended June 30, 2004, 2003 and 2002 differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following:


                                                                               Year Ended June 30,
                                                                  --------------------------------------------
                                                                     2004             2003              2002
                                                                     ----             ----              ----

         Computed tax provision at the
           statutory rate.................................        $   4,350         $   3,155        $   3,439
         State income tax provision, net of
           federal effect.................................              237               253              570
         Net nondeductible expenses.......................               21                32            1,373
         Extraterritorial income exclusion................             (204)              (86)               -
         Other, net.......................................               14                92              292
                                                                  ---------         ---------        ---------

                                                                  $   4,418         $   3,446        $   5,674
                                                                  =========         =========        =========


14.  STOCK OPTIONS

          Subsequent to the Acquisition, AHC adopted the 1998 Stock Option Plan ("Option Plan") for certain employees and directors of AHC and any parent or subsidiary of AHC. The Option Plan authorizes the issuance of options to acquire up to 1,650,000 shares of AHC Common Stock. The Board of Directors determines the terms of each individual options grant. The exercise price for each grant is required to be set at least equal to the fair market value per share of AHC provided that the exercise price shall not be less than $100 per share. Options vest over periods ranging from one to eight years. Certain options are eligible for accelerated vesting based on targeted EBITDA. Targeted EBITDA is net income or loss plus income taxes, interest expense, management fees, loss from early retirement of debt, loss from sale and disposal of fixed assets, depreciation, amortization and impairment loss of goodwill and amortization of other intangibles less gains from early retirement of debt and settlement of purchase price dispute. Options may be exercisable for up to ten years.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

14. STOCK OPTIONS (Continued)

          In 2004 AHC amended its certificate of incorporation which resulted in a 100 for 1 reverse stock split of its common stock.

          A summary of AHC stock option activity and related information for the years ended June 30, 2004, 2003 and 2002 follows:



                                              2004                            2003                         2002
                                     ------------------------       -------------------------     ------------------------
                                                  Weighted                        Weighted                     Weighted
                                                   Average                         Average                      Average
                                                  Exercise                        Exercise                     Exercise
                                        Options     Price             Options       Price          Options       Price
                                        -------     -----             -------       -----          -------       -----

Outstanding, beginning of year.....     15,322.50   $  100          1,469,050       $  1.00       1,464,850      $  1.00
     Granted.......................          -         100             96,000          1.00          21,000         1.00
     Exercised.....................          -           -                  -            -                -            -
     Forfeited.....................        (50.00)     100            (32,800)         1.00         (16,800)        1.00
                                     -------------  ------          ---------       -------       ---------      -------

Outstanding, end of year...........     15,272.50   $  100          1,532,250       $  1.00       1,469,050      $  1.00
                                        =========   ======          =========       =======       =========      =======

Exercisable, end of year...........     14,717.50   $  100          1,436,073       $  1.00       1,106,343      $  1.00
                                        =========   ======          =========       =======       =========      =======

Weighted average remaining
contractual life...................         5.7 years                      6.7 years                     7.5 years



          In connection with the Merger described in footnote 18, each AHC Stock Option, granted under the Option Plan, outstanding shall be cancelled and extinguished and no consideration will be paid thereon.

15.  RELATED PARTY TRANSACTIONS

          The Company made payments to an affiliate of DLJMBII for management fees of $400, $325 and $250 for the years ended June 30, 2004, 2003 and 2002, respectively.

16.  GEOGRAPHIC INFORMATION

          The Company operates in one segment, the production of interactive sampling systems for the fragrance, cosmetic, personal care and other consumer products industries.

          The following table illustrates geographic information for revenues and long-lived assets. Revenues are attributed to countries based on the receipt of sales orders and long-lived assets are based upon the country of domicile.

                                           United
                                           States         France         Total
                                           ------         ------         -----
      Net sales:
      Year ended June 30, 2002.......  $   103,138    $    17,755    $   120,893
      Year ended June 30, 2003.......       99,757         15,551        115,308
      Year ended June 30, 2004.......      113,131         20,241        133,372

      Long-lived assets:
      Year ended June 30, 2002.......  $   189,754    $        82    $   189,836
      Year ended June 30, 2003.......      183,949            106        184,055
      Year ended June 30, 2004.......      176,918            121        177,039

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

17.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

          The following is a summary of the unaudited quarterly results of operations for Fiscal 2004 and Fiscal 2003.



                                  Quarter Ended   Quarter Ended    Quarter Ended    Quarter Ended
                                  September 30,    December 31,       March 31,        June 30,
     Fiscal 2004                      2003             2003             2004             2004             Total
                                      ----             ----             ----             ----             -----

     Net sales................     $  37,258        $  32,616        $  35,803        $  27,695        $ 133,372
     Gross profit.............        13,723           10,333           13,632            9,914           47,602
     Income from operations...         8,752            4,668            7,616            4,628           25,664
     Interest expense, net....         3,214            3,238            3,149            2,974           12,575
     Net income...............         3,331              827            2,682            1,536            8,376


                                  Quarter Ended   Quarter Ended    Quarter Ended    Quarter Ended
                                  September 30,    December 31,       March 31,        June 30,
     Fiscal 2003                      2002             2002             2003             2003             Total
                                      ----             ----             ----             ----             -----

     Net sales................     $ 30,400         $  31,644        $  28,954        $  24,310        $ 115,308
     Gross profit.............       11,885            10,940           10,405            8,195           41,425
     Income from operations...        6,935             5,914            5,632            3,830           22,311
     Interest expense, net....        3,188             3,220            3,184            3,082           12,674
     Net income...............        2,257             1,633            1,437              506            5,833



18.      SUBSEQUENT EVENT

          On July 21, 2004, AHC entered into an agreement and plan of merger (the "Merger Agreement") with Fusion Acquisition LLC ("Fusion"), an entity affiliated with Kohlberg Kravis Roberts & Co. The Merger Agreement contemplates that a subsidiary of Fusion will merge with and into AHC (the "Merger"), and AHC will continue as the surviving entity and will be a wholly owned subsidiary of Fusion. The completion of the merger is subject to several conditions including, among other things, the conclusion of certain other concurrent transactions ("Concurrent Transactions") involving other companies affiliated with DLJMB, the repayment, repurchase or redemption of certain indebtedness and preferred stock of AKI, AHC and the other companies party to the Concurrent Transaction, and an investment in common stock by the CEO of Fusion. Upon completion of the Concurrent Transactions DLJMB will indirectly own 45% of AHC.

                           AKI, INC. AND SUBSIDIARIES
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                                               Charged
                                             Balances at     Charged to     (Credited) to                         Balance at
                                            Beginning of      Cost and          Other                               End of
                                               Period         Expenses         Accounts        Deductions(1)        Period
                                               ------         --------         --------        -------------        ------
Allowance for doubtful accounts,
deducted from accounts receivable
in the balance sheet

Year ended June 20, 2004...............       $     557      $       -        $      17         $       1          $     573
Year ended June 30, 2003...............             608              -               14                65                557
Year ended June 30, 2002...............             836            180              (11)              397                608

        (1) Amounts represent write-off accounts.






                                                                               Charged
                                             Balances at     Charged to     (Credited) to                         Balance at
                                            Beginning of      Cost and          Other                               End of
                                               Period         Expenses         Accounts        Deductions           Period
                                               ------         --------         --------        ----------           ------
Obsolescence reserve, deducted
from inventory in the balance sheet

Year ended June 20, 2004...............       $     685      $     332        $       -         $     122          $     895
Year ended June 30, 2003...............             850            157                -               322                685
Year ended June 30, 2002...............             763             37              200               150                850

